Form 10-Q
period 2008-09-30
Local Insight Regatta Holdings, Inc.
filed 2008-12-01
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number: 333-152302

Local Insight Regatta Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8046735
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

188 Inverness Drive West, Suite 800 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

303-867-1600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

As of December 1, 2008, 195,747 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,087	$1,758
Accounts receivable, net	51,558	17,669
Due from affiliates	4,416	1,456
Deferred directory costs	58,272	25,703
Deferred income taxes	1,287	3,927
Prepaid expenses and other current assets	1,562	283

Total current assets	142,182	50,796
Property and equipment, net	15,968	11,076
Intangible assets, net	414,181	372,214
Goodwill	242,841	233,293
Tradename intangible asset	40,500	—
Deferred financing costs, net	17,291	7,660
Other assets	14	—

Total Assets	$872,977	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,350	$460
Line of credit	26,600	8,500
Publishing rights payable	1,635	621
Accounts payable and accrued liabilities	17,052	10,471
Unearned revenue	24,454	2,737
Accrued interest payable	7,870	2,237
Due to affiliates	3,408	—

Total current liabilities	84,369	25,026
Deferred income taxes	94,931	134,553
Long-term debt, net of current portion	509,777	276,040
Other long-term liabilities	3,813	1,878

Total liabilities	692,890	437,497
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	2
Additional paid-in capital	249,770	248,789
Accumulated deficit	(69,685)	(11,249)

Total stockholders’ equity	180,087	237,542

Total Liabilities and Stockholders’ Equity	$872,977	$675,039

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended September 30, 2008 (Successor)	Nine-Months Ended September 30, 2008 (Successor)	Three-Months Ended September 30, 2007 (Predecessor)	Nine-Months Ended September 30, 2007 (Predecessor)
Revenue (inclusive of approximately $50.1 million and $87.3 million in related party revenue for the three and nine months ended September 30, 2008, respectively)	$148,766	$303,134	$29,835	$98,807
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	49,297	118,760	6,769	22,978
Publishing rights (inclusive of approximately $33.8 million and $59.3 million in related party publishing rights for the three and nine months ended September 30, 2008, respectively)	73,263	131,694	3,218	13,080
Publishing rights paid to Windstream	—	—	11,321	35,180
General and administrative expense	31,529	65,926	7,324	21,414
Consulting fees - affiliate	2,720	7,273	—	—
Depreciation and amortization	15,793	36,378	408	1,216
Transactions costs	—	—	305	3,504

Total operating expenses	172,602	360,031	29,345	97,372

Operating income (loss)	(23,836)	(56,897)	490	1,435
Other (income) expenses:
Interest income	(62)	(167)	—	—
Interest expense	14,737	36,281	733	2,321
Other expense	124	202	—	7

Loss before income taxes	(38,635)	(93,213)	(243)	(893)
Income tax provision (benefit)	(14,397)	(34,777)	7	371

Net loss	$(24,238)	$(58,436)	$(250)	$(1,264)

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Nine-Months Ended September 30, 2008 (Successor)	Nine-Months Ended September 30, 2007 (Predecessor)
Operating Activities
Net loss	$(58,436)	$(1,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	127,677	1,216
Deferred income taxes	(36,974)	(1,782)
Change in uncertain tax positions	2,035	—
Share-based compensation	981	—
Amortization of deferred financing costs	2,761	—
Amortization of discount on subordinated notes	2,115	—
Provision for doubtful accounts	6,745	799
Other	98	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(22,919)	9,296
Due (to) from affiliates	448	—
Deferred directory costs	(24,013)	202
Prepaid expenses and other current assets	(1,292)	157
Publishing rights payable	1,014	556
Accounts payable, accrued liabilities and other	3,357	(48)
Accrued interest payable	5,633	—
Unearned revenue	18,364	—

Net cash provided by operating activities	27,594	9,132

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,970)	—
Acquisition of property and equipment	(2,515)	(101)

Net cash used in investing activities	(244,485)	(101)

Financing Activities
Transfers (to) from Windstream, net	—	(9,031)
Proceeds from revolving credit facility	33,600	—
Repayments on revolving credit facility	(15,500)	—
Proceeds from issuance of term loan	301,350	—
Repayments on term loan	(66,838)	—
Debt financing costs	(12,392)	—

Net cash provided by (used in) financing activities	240,220	(9,031)

Net increase in cash and cash equivalents	23,329	—
Cash and cash equivalents, beginning of period	1,758	1

Cash and cash equivalents, end of period	$25,087	$1

Supplemental schedule of investing activities:
Fair value of assets acquired	$247,788	$—
Cash paid for the Berry ILOB	241,883	—

Fair value of liabilities assumed	$5,905	$—

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta”) and its subsidiaries (collectively, “we,” “us,” the “Company” or the “Successor Company”) is a leading publisher of print and Internet Yellow Pages (“IYP”) directories and the largest provider of outsourced directory, sales, marketing and related services in the United States. The Company has two principal operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company, LLC (“The Berry Company”). LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. The Berry Company, which acquired substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) on April 23, 2008, provides an integrated array of outsourced directory sales, marketing, production and other services to third parties.

The Company is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight”), is managed as a single business unit and reports as one reportable segment. All operations occur in the United States. The Company was formerly known as Windstream Yellow Pages, Inc. (the “Predecessor Company”), which was a division of Windstream Corporation (“Windstream”). On November 30, 2007, the Company was split-off from Windstream to certain funds affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”) in a tax-free transaction (the “Split-Off”).

The financial statements included herein represent the results of operations and cash flows of the Successor Company for the three and nine month periods ended September 30, 2008 and the Predecessor Company for the three and nine month periods ended September 30, 2007. The predecessor and successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Additionally, the successor period gives effect to the purchase price paid by WCAS for Windstream Yellow Pages, Inc. and The Berry Company’s acquisition of the Berry ILOB. The accounting policies followed by the Company in the preparation of its consolidated financial statements for the successor period are consistent with those of the predecessor period, as presented, other than the adoption of the deferral and amortization method of accounting for revenue and associated direct and incremental costs, as further described in these notes to the consolidated financial statements (see Note 2).

Basis of Presentation and Consolidation

The consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Registration Statement on Form S-4 (Registration No. 333-152302) that was declared effective by the SEC on October 15, 2008.

The Company consolidates all entities it controls by ownership of a majority voting interest. All intercompany accounts and significant transactions are eliminated from the financial results. The Predecessor Company was a fully integrated business of Windstream; consequently, the Predecessor Company financial statements have been derived from the specific financial accounting records of the entities that comprise the print and IYP directory publishing operations of Windstream.

Earnings per share data has not been presented because the Company has not issued publicly held common stock, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective November 30, 2007, in conjunction with the Split-Off, the Company adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company earns revenue primarily from print and IYP directory publishing. The sale of advertising in printed directories is the Company’s primary source of revenue. Revenue is recognized ratably over the expected life of each directory (generally 12 months), with revenue recognition generally commencing in the month of distribution. Revenue for advertising on the Company’s Internet-based directories is recognized ratably over the period the advertisement appears on the relevant site. Amounts billed in advance of the service period and advance payments received from customers are deferred and recognized ratably over the expected service period when service commences and all revenue recognition criteria have been met.

Prior to November 30, 2007, the Predecessor Company recognized revenue and associated direct and incremental costs as of the date respective publications were published and delivered (the “delivery method”). For directories with a secondary delivery obligation, the Predecessor Company deferred a portion of its revenues and related directory costs based on margins achieved for each directory until secondary delivery occurred.

The Company believes the deferral and amortization method of revenue recognition is preferable because comparability and consistency are enhanced as revenue and cost of sales are recognized over the life of the respective directories, thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also considered the prevalent method utilized by other companies in the Company’s industry. The Company has presented the adoption of the new accounting policy on a prospective basis in these consolidated interim financial statements.

Certain of the Company’s revenues are earned from contractual revenue sharing arrangements with certain Yellow Pages publishers and telephone companies throughout the United States. Under these arrangements, the Company provides certain directory services related to sales, marketing, printing, distribution, billing and collection, and customer support services for Yellow Pages print and IYP directories. The Company also earns revenue through commission contracts in the form of expense reimbursements for print and delivery services which the Company manages and initially pays for as part of its contracted directory services. In the arrangements in which the Company is considered the principal obligor, shares collection risk, and is responsible for substantially all associated costs, revenues are recognized on a gross basis in accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent.

Generally, white and yellow pages directories are published with 12-month lives. From time to time, publication dates may be changed for certain directories in order to more efficiently manage work and customer flow. Such publication date changes do not have a significant impact on recognized revenue, as sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives.

Deferred Directory Costs

For the successor period, direct and incremental costs related to the production of directories are capitalized and recognized ratably over the life of each directory under the deferral and amortization method, commencing in the month of distribution. Direct and incremental costs include paper, printing, graphics, distribution, commissions and agency fees. All other costs are expensed as incurred.

For the predecessor period, costs incurred in the production of directories prior to publication were capitalized and then matched to revenues for the directory and recognized upon delivery. These costs included costs directly related to sales, production, printing and distribution of each directory, including labor, materials, and related overhead costs. For directory contracts with a secondary delivery obligation, the Predecessor Company deferred a portion of its revenues and related directory costs based on achieved margin for each directory until secondary delivery occurred. As a result, a portion of revenue and related expenses for a given directory may not have been recognized until up to a year after the initial publication date.

Business Combinations

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company accounts for all business combinations using the purchase method, which requires the allocation of purchase price to the fair value of the assets acquired and liabilities assumed. Furthermore, intangible assets are recognized apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. SFAS 142 requires intangible assets with definite lives be amortized to their residual value over their respective estimated useful lives and that such intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill and the Company’s tradename indefinite-lived intangible asset are tested for impairment annually, as of October 1. For purposes of the annual impairment test, the Company’s operations consist of two reporting units, the fair values of which are estimated using an income approach.

Intangible assets with definite lives are tested for impairment if conditions exist that might indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying amount of the definite lived intangible assets is not recoverable by the discounted future cash flows generated from the use of the asset.

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include: the contractual term of any agreement, the history of the asset, the long-term strategy for the use of the asset, and other economic factors, including competition and specific market conditions. The publishing agreement intangible assets are amortized using the straight-line method over their estimated useful lives; customer relationships are amortized using an accelerated amortization method using a decay rate based on the estimated life of such customer relationships; and favorable contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts.

Stock-Based Compensation

Certain Regatta employees participate in the 2008 Option Plan (the “Option Plan”) of Local Insight, an affiliated company. Compensation expense is recorded in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The Company recognizes compensation expense using the graded vesting attribution method by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which requires management to make certain assumptions (See Note 11). The expected term of the options granted is estimated based on management’s judgment at the grant date due to the lack of historical option grants. The number of options expected to be forfeited is derived by analyzing comparable public company information and/or management estimates due to the lack of historical option forfeitures. The Company has limited historical stock activity; accordingly, expected volatility is based on historical volatility of stock prices of comparable directory-based publicly-traded companies. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The expected dividend yield rate is 0% as the Company does not intend to declare dividends.

Recent Accounting Standards and Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1”). FSP FAS 133-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS 161. FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact that FSP FAS 133-1 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company in calendar year 2009. The Company is currently evaluating the impact SFAS 161 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

For calendar year companies like the Company, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have any significant financial assets or liabilities measured at fair value on a recurring basis, such that adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company is continuing to evaluate the impact of SFAS 157 insofar as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in its consolidated financial statements on a recurring basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is not expected to impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) has a broader scope than SFAS 141, but otherwise retains the fundamental requirements of SFAS 141. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) will become effective for the Company on January 1, 2009 and is only applicable to prospective business combinations consummated after the adoption date.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact EITF 07-1 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS 159 may have on its consolidated financial statements.

3.	BUSINESS COMBINATIONS

Berry ILOB

On April 23, 2008, the Company’s wholly-owned subsidiary, The Berry Company, acquired substantially all of the assets of the Berry ILOB from L.M. Berry and Company, a subsidiary of AT&T Inc., for approximately $241.9 million, pursuant to an asset purchase agreement. The purchase price was comprised of approximately $235.0 million in cash; $4.6 million in transaction costs, which primarily consisted of fees paid for legal, accounting, and financial advisory services; and a $2.3 million preliminary working capital adjustment (subject to further adjustment, if necessary). On April 23, 2008, the Company entered into new senior secured credit facilities with JPMorgan Chase Bank, N.A., consisting of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving loan facility. The Company borrowed the entire $335.0 term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition and to provide cash for working capital purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Berry ILOB acquisition at April 23, 2008 (in thousands):

Current assets	$38,879
Non-current assets	5,478
Intangible assets	154,419
Tradename intangible asset	40,500
Goodwill	8,512

Total assets acquired	247,788
Current liabilities	5,905

Total liabilities assumed	5,905

Net assets acquired	$241,883

Included in other current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Plan”) anticipated at the time of the Berry ILOB acquisition (see Note 8). Impacted employees under the Plan were notified in July and August 2008 and all termination costs included in the net assets acquired of approximately $242,000 were paid during the three months ended September 30, 2008. Under the Plan, the Company ceased use of one of its facilities in September 2008; accordingly, approximately $115,000 in lease costs after the use cessation date, net of expected sub-lease income, were accrued in the net assets acquired.

In accordance with SFAS 141, the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $92.3 million and favorable sales contracts valued at $62.1 million. In accordance with SFAS 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset, as the Company has no plans to phase out The Berry Company name or branding, which has been in existence for over 90 years. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

Pursuant to SFAS 141, the Company did not assume or record deferred revenue of approximately $20.7 million associated with directories published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting. Although the deferred revenue balance associated with directories that were published prior to April 23, 2008 was eliminated, the Company retained all rights associated with the collection of amounts due and contractual obligations of the underlying advertising contracts. The Company did not assume or record deferred directory costs of approximately $29.2 million related to directories that were published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting.

In accordance with the asset purchase agreement entered into in connection with the acquisition of the Berry ILOB, the purchase price is subject to a working capital adjustment. Such adjustment, if any, is expected to be determined within the first year from the date of the Berry ILOB acquisition and will be recorded as an adjustment to goodwill.

As of September 30, 2008, the Company has not completed purchase accounting for the Berry ILOB acquisition. As such, the purchase price allocation discussed above is preliminary and subject to change. The Company will perform a formal valuation of the identified customer relationships, tradename intangible assets and other assets acquired. Such valuation is expected to be completed in the fourth quarter of 2008, at which time final purchase accounting adjustments will be recorded.

Local Insight Yellow Pages

On November 30, 2007, WCAS acquired a 97.2% interest in the Predecessor Company pursuant to a Share Exchange Agreement, dated December 6, 2006. The Predecessor Company was acquired for approximately $512.1 million, comprised of an exchange of 19,574,422 shares of Windstream common stock valued at approximately $248.8 million based on the November 30, 2007 price of Windstream common stock of $12.71 per share; a $40.0 million cash dividend payable to Windstream; an exchange of debt valued at $210.5 million; a working capital adjustment of approximately $2.0 million; and transaction-related costs of approximately $10.8 million. The transaction costs primarily consisted of fees paid for legal, accounting and financial advisory services. Proceeds from $86.0 million in senior secured credit facilities and $210.5 million in senior subordinated notes were used to fund the Split-Off. In conjunction with the Berry ILOB acquisition, the $86.0 million in senior secured credit facilities was refinanced (see Note 6).

In connection with the consummation of the Split-Off, the parties and their affiliates entered into a publishing agreement whereby Windstream granted LIYP, a wholly-owned subsidiary of Regatta, an exclusive 50-year right to publish Windstream branded directories in Windstream’s local wireline markets as they existed on December 12, 2006 (the “Windstream Service Areas”).

LIYP will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream Service Area covered under the publishing agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of 50 years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement. During the three and nine months ended September 30, 2007 the Predecessor Company paid approximately $11.3 million and $35.2 million in publishing royalties to Windstream, respectively.

In accordance with SFAS. 141, the purchase price for the Split-Off was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill. The Split-Off was a tax-free exchange and as such, goodwill was not deductible for income tax purposes. Pursuant to SFAS 141, the Company did not assume or record net deferred revenue of approximately $1.2 million associated with directories published prior to the closing of the Split-Off that was recorded on the Predecessor Company’s balance sheet as of November 30, 2007.

Identifiable intangible assets acquired primarily comprised: $278.0 million assigned to a directory publishing agreement between the Company and Windstream, which includes a non-compete clause and licenses for certain trademarks and domain names; $12.4 million assigned to certain incumbent Local Exchange Carrier (“LEC”) publishing agreements; $49.9 million assigned to customer relationships; and $41.0 million assigned to favorable sales contracts. In accordance with SFAS 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 for a further description of intangible assets and goodwill).

In connection with the Split-Off, deferred costs for directories that were scheduled to be published subsequent to November 30, 2007 were recorded at fair value which represents the estimated billing value of the published directory less the expected costs to complete the directories post-acquisition. As a result, when such directories are published the gross margins associated with these directories will be less than they would have been in the absence of purchase accounting. Further, the Company did not assume or record the deferred directory costs related to those directories that were published prior to the Split-Off as these costs represented cost of revenue that would have been recognized subsequent to the Split-Off under the deferral and amortization method in the absence of purchase accounting.

Favorable contracts represent customer contracts acquired in the Split-Off for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs to fulfill its obligations under such contracts. Favorable contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts.

In performing the allocation of purchase price to the respective assets acquired and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets, analyses of historical financial performance, and estimates of future performance. With the exception of favorable contracts, the fair value of the respective intangible assets acquired was primarily derived from either the income approach or relief from royalty method. Discount rates ranged from 9.8%-11.0% related to the valuation of intangible assets. These rates were determined after consideration of the respective risk-free rates of return on debt-capital and equity-capital, the respective weighted-average-returns on invested capital, and certain other risk premiums, including size and market risks. The fair value of the favorable contracts was derived from the future cash flow stream expected to be received (12 months or less) pursuant to the terms of the contracts less the estimated post-acquisition costs to fulfill the Company’s performance obligations on such contracts net of a profit margin thereon.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Split-Off at November 30, 2007 (in thousands):

Current assets	$31,193
Non-current assets	9,335
Intangible assets	381,278
Goodwill	234,329

Total assets acquired	656,135
Current liabilities	6,114
Non-current liabilities	137,913

Total liabilities assumed	144,027

Net assets acquired	$512,108

The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS 141 for the nine months ended September 20, 2008 and the three and nine months ended September 30, 2007, respectively, and assumes the Berry ILOB acquisition and Split-Off and related financings had occurred on January 1, 2007 (in thousands). The unaudited condensed pro forma financial information does not purport to represent what the Company’s results of operations would actually have been if these transactions had in fact occurred on January 1, 2007 and are not necessarily representative of results of operations for any future period.

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$449,863	$147,853	$452,861
Operating loss	12,483	(15,178)	(49,262)
Net loss	(19,725)	(18,547)	(48,340)

4.	PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$1,187	$1,187
Buildings	4,801	4,749
Furniture, fixtures and equipment	3,934	717
Computer equipment and software	8,349	3,985
Other	741	499
Leasehold improvements	141	12
Construction in progress	4	125

	19,157	11,274
Less: Accumulated depreciation and amortization	3,189	198

Property and equipment, net	$15,968	$11,076

Depreciation and amortization expense was approximately $1.3 million and $3.0 million for the three and nine month periods ended September 30, 2008, respectively, and approximately $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Initial fair value	$278,079	$12,370	$49,862	$40,967	$381,278
Accumulated amortization	463	258	1,454	6,889	9,064

Intangible assets, net as of December 31, 2007	$277,616	$12,112	$48,408	$34,078	$372,214

Cost basis - September 30, 2008	$278,079	$12,370	$142,162	$103,086	$535,697
Accumulated amortization	4,635	2,577	28,339	85,965	121,516

Intangible assets, net as of September 30, 2008	$273,444	$9,793	$113,823	$17,121	$414,181

The Company recorded approximately $43.6 million and $112.5 million in amortization expense during the three and nine month periods ended September 30, 2008, respectively. Approximately $29.1 million and $79.1 million of amortization expense was recorded in cost of revenue related to the amortization of favorable sales contracts for the three and nine month periods ended September 30, 2008, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2008(1)	$26,574
2009	49,204
2010	31,747
2011	23,407
2012	15,319
2013	11,903
Thereafter	256,027

Total	$414,181

(1) Represents the period from October 1, 2008 to December 31, 2008.

In connection with the acquisition of the Berry ILOB, the Company identified a tradename intangible asset valued at $40.5 million, which is not subject to amortization (see Note 3).

In connection with the business combinations (see Note 3), the Company recorded approximately $242.8 million of goodwill, which is not subject to amortization for book purposes. A rollforward of the Company’s goodwill for the nine months ended September 30, 2008 is as follows (in thousands):

Goodwill as of December 31, 2007	$233,293
Acquisition of Berry ILOB	8,512
Other	1,036

Goodwill as of September 30, 2008	$242,841

Other adjustments primarily relate to approximately $87,000 in incremental direct acquisition related costs for LIYP and approximately $949,000 in adjustments to the LIYP net assets acquired for certain liabilities. As of September 30, 2008, no events or circumstances have indicated that the Company’s goodwill or intangible assets as stated might be impaired.

6.	DEBT

As of September 30, 2008, the Company had outstanding debt comprised of the following (in thousands):

Senior secured term loan facility, variable rates, due April 23, 2015	$334,163
Senior secured revolving credit facility - variable rates, due April 23, 2014	26,600
11% Senior Subordinated Notes, due November 30, 2017	210,500

Total debt	571,263
Less:
Current portion	29,950
Debt discount	31,536

Total long-term debt	$509,777

The aggregate amount of debt maturing and for the years ending December 31 is as follows (in thousands):

2008(1)	$838
2009	29,950
2010	3,350
2011	3,350
2012	3,350
2013	3,350
Thereafter	527,075

Total debt	$571,263

(1) Represents the period from October 1, 2008 to December 31, 2008.

Senior Secured Credit Facilities

On April 23, 2008, the Company entered into new senior secured credit facilities (the “Credit Facilities”), consisting of a $335.0 million senior secured term loan facility (the “Term Loan”) and a $30.0 million senior secured revolving loan facility (the “Revolver”). The proceeds of these credit facilities were used to: (i) finance the purchase price, and certain fees and expenses, to acquire the Berry ILOB; (ii) pay in full all amounts owing under the Company’s prior senior secured credit facilities; and (iii) provide cash for working capital purposes. The Company made an initial draw on the Revolver of $20.0 million at the closing of the Berry ILOB acquisition.

The Term Loan and the Revolver may from time to time be Eurodollar Loans (LIBOR) or Base Rate Loans, at the option of the Company. The Term Loan and the Revolver bear interest per annum equal to the applicable rate plus an applicable margin, subject to a minimum rate for the applicable rate of 3.75% for LIBOR and 4.75% for Base Rate. The applicable margin for the Term Loan is 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The margin for the Revolver is determined based on the Company’s consolidated leverage ratio. In addition, commitment fees are paid quarterly at a rate of up to 0.5% per annum, depending on the consolidated leverage ratio, based on the average undrawn daily amount of the Revolver. The Term Loan will amortize 1% per annum, paid quarterly, commencing on September 30, 2008 with the remaining principal balance due on the term loan maturity date. The Company received the cash proceeds net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being amortized through interest expense in the statement of operations. For the three and nine month periods ended September 30, 2008, $1.2 million and $2.1 million, respectively, have been recognized through interest expense in the statement of operations. The Term Loan and the Revolver mature on April 23, 2015 and 2014, respectively.

As of September 30, 2008, we had approximately $571.3 million of debt outstanding and $3.4 million of available borrowing capacity under our senior secured revolving credit facility. However, such available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will be unavailable under our senior secured revolving credit facility.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta and its guarantors; and certain assets of Regatta. The Credit Facilities are subject to certain financial and non-financial covenants, including consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that the Company maintain a consolidated leverage ratio, a secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit the Company’s annual capital expenditures. As of September 30, 2008, management believes the Company is in compliance with all such covenants.

In conjunction with the Berry ILOB acquisition (see Note 3), on April 23, 2008, the Company refinanced approximately $83.3 million in previously outstanding existing senior secured credit facilities as noted above. Additionally, in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed approximately $1.5 million in certain deferred financing costs associated with the existing debt and refinanced debt. Such amount is recorded as a component of interest expense on the statement of operations.

Senior Subordinated Notes

In connection with the Split-Off, the Company issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due in 2017 (the “Notes”). The Notes are redeemable, at the option of the Company, in full or in part after December 1, 2012. The redemption prices are as follows, for the years beginning on December 1:

2012	105.500%
2013	103.667%
2014	101.833%
2015 and thereafter	100.000%

The Notes are unsecured. The Notes are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business. Certain registration rights associated with the Notes required the Company to file an exchange offer registration statement with the Securities and Exchange Commission within 180 days after the issue date of the Notes. The registration statement was filed on July 11, 2008. In addition, the Company was required to use reasonable best efforts to have such registration statement declared effective within 270 days after the issue date of the Notes. The registration statement was declared effective on October 15, 2008. As a result of the delayed initial filing of the registration statement, the Company incurred approximately $45,000 in penalty interest. As a result of the delay in the registration statement being declared effective, the Company incurred additional penalty interest of approximately $75,000.

The Notes are guaranteed on a senior subordinated unsecured basis by each of Regatta’s current and future restricted subsidiaries (other than foreign subsidiaries) that are considered a guarantor under the current or future credit facilities of Regatta. The guarantees are joint and several obligations of the respective guarantors.

The Company incurred approximately $20.1 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments and are included in interest expense on the statement of operations.

7.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to various claims and business disputes in the ordinary course of business, none of which are considered to materially impact the consolidated financial position, operations or cash flows of the Company.

8.	INTEGRATION ACTIVITIES

During the three months ended September 30, 2008, the Company completed the initial phase of an integration and synergy plan directly related to the acquisition of the Berry ILOB. The Company terminated an aggregate of 79 employees at The Berry Company and LIYP and closed a sales office facility in Birmingham, Alabama. As a result, the Company capitalized approximately $357,000 in the Berry ILOB purchase accounting for employee termination and facility exit costs, in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In addition, the Company expensed approximately $516,000 for LIYP employee termination and related costs in general and administration expense during the three months ended September 30, 2008, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All employee termination costs were paid as of September 30, 2008.

Subsequent to September 30, 2008, the Company announced a second phase of the synergy plan which will terminate an additional 90 employees of the Company, primarily at LIYP, and close additional sales office facilities, including those located in Macedonia, Ohio and Lincoln, Nebraska. The Company owns the building and land in Macedonia and leases the office space in Lincoln. In accordance with the Lincoln property lease agreement, the Company notified the Lincoln property lessor of its plan to vacate the property at the end of 2008 and will not incur any penalties or incremental costs associated with the termination post the service use period, expected to be December 31, 2008. The Company estimates severance and related costs related to the second phase of the synergy plan to approximate $1.9 million; substantively all such costs are expected to be paid by January 1, 2009.

9.	RELATED PARTY TRANSACTIONS

Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned subsidiary of Local Insight and an affiliate of the Company, provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to Regatta under a consulting services agreement with Welsh, Carson, Anderson & Stowe IX, L.P. that was previously assigned to Regatta. The Company incurred $2.7 million and $7.3 million in such consulting fees during the three and nine month periods ended September 30, 2008, respectively. The Company expects that such consulting fees will approximate $10.0 million per annum.

In conjunction with the Berry ILOB acquisition, the Company paid WCAS approximately $0.3 million for acquisition and financing related services.

The Company earns revenue and incurs costs associated with certain directories published on behalf of certain affiliates of the Company. Such revenue and expense was $50.1 million and $33.8 million, respectively, for the three months ended September 30, 2008 and $87.3 million and $59.3 million, respectively, for the nine months ended September 30, 2008.

As of September 30, 2008 and December 31, 2007, certain affiliates of LIMI owed the Company approximately $1.0 million and $1.5 million, respectively, and the Company owed certain affiliates of LIMI approximately $3.3 million as of September 30, 2008. Such amounts related primarily to certain operating costs and capital expenditures incurred during 2007 and 2008. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

Predecessor Period

Consistent with its contracts with other customers, the Predecessor Company contracted with its incumbent LEC customers to provide directory publishing services, which include the publication of a standard directory at no charge. Revenues related to publishing such directories represented approximately 70.6% of total revenues for the three months ended September 30, 2007 and 68.2% of total revenues for the nine months ended September 30, 2007. The Predecessor Company also paid a royalty to Windstream based on the advertising revenues earned and a percentage specified by the contract. Such royalties were approximately $11.3 million and $35.2 million for the three and nine month periods ended September 30, 2007, respectively. The Predecessor Company also billed Windstream for publishing services not covered by the standard contract of approximately $2.1 million and $7.3 million during the three and nine months ended September 30, 2007, respectively.

Certain services, such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Predecessor Company by Windstream. Historically, the Predecessor Company reimbursed Windstream for such services based on either tariffed or negotiated contract rates or fully distributed costs. Fully distributed costs included costs associated with employees of Windstream who were partially or entirely dedicated to performing functions that benefited the Predecessor Company’s operations. Expenses paid by Windstream on behalf of the Predecessor Company were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services was allocated based on the most relevant allocation method to the service provided, either net sales of the Predecessor Company as a percentage of net sales of Windstream, total assets of the Predecessor Company as a percentage of total assets of Windstream, or headcount of the Predecessor Company as a percentage of Windstream’s total headcount. Total expenses allocated to the Predecessor Company were $1.1 million and $3.5 million for the three and nine months ended September 30, 2007 respectively. Such costs were not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone entity. The methods used to make such allocations were considered reasonable and costs charged were considered reasonable representations of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone company.

The Predecessor Company participated in the centralized cash management practices of Windstream. Under these practices, cash balances were transferred daily to Windstream’s bank accounts. The Predecessor Company obtained interim financing from Windstream to fund its daily cash requirements. The Predecessor Company earned interest income on receivables due from Windstream and charged interest expense for payables due to Windstream. The interest rate charged on payables to Windstream was 7.7% in each of the three and nine months ended September 30, 2007. Interest rates on receivables from Windstream were 5.9% and 5.8% in the three and nine months ended September 30, 2007, respectively. The Predecessor Company’s cash held at Windstream was not allocated to the Predecessor Company in the historical consolidated financial statements. Cash reflected in the consolidated financial statements represented only those amounts held at the Predecessor Company level. In addition, no debt was historically allocated by Windstream to the Predecessor Company.

10.	INCOME TAXES

On January 1, 2007, the Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). There was no impact to retained earnings as a result of adopting FIN 48. At the adoption date, and as of November 30, 2007, the Predecessor Company had immaterial gross unrecognized tax benefits attributable to the recognition of revenue for tax purposes. As of September 30, 2008, the Company has recorded $28.9 million for unrecognized tax benefits related to temporary items attributable to the recognition of revenue for tax purposes.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$5,231
Gross additions based on tax positions related to the current period	23,621

Balance at September 30, 2008	$28,852

The Company believes it is reasonably possible that the unrecognized tax benefits will materially change and be recognized within the next 12 months. The unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; such reversals of these unrecognized tax benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes. None of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to a tax sharing agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2008 the Company’s accrued interest expense and penalties related to unrecognized tax benefits was approximately $141,000; at December 31, 2007 accrued interest expense and penalties related to unrecognized tax benefits was immaterial.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Ohio, Georgia, Kentucky, Nebraska, North Carolina and Pennsylvania as “major” taxing jurisdictions.

11.	SHARE-BASED COMPENSATION

In August 2008, the initial grant under the Option Plan was approved. Awards granted under the Option Plan vest over a period of four to seven years, subject to certain time and performance based measures, and have a maximum contractual term of 10 years. One half of each employee award vests over a four year service period and one half is subject to accelerated vesting based on achievement of certain revenue and earnings before interest, income taxes, depreciation and amortization performance targets. If such performance measures are not achieved, vesting effectively reverts to a seven year service period. Initial vesting of each award is based on an employee’s hire date with the Company; accordingly, the Company recorded a cumulative catch up compensation expense in each of the three and nine month periods of approximately $697,000.

The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the awards. No marketability discounts were assumed in the model. The following table sets forth information about the weighted-average fair value of awards granted under the Option Plan and the weighted-average assumptions used for such grants:

Expected volatility	74.86%
Risk-free interest rate	3.39%
Expected term of the award	6.21 years
Expected dividend yield	NA
Expected forfeiture rate	3.91%

The following table summarizes award activity under the Option Plan as of September 30, 2008 and changes during the period ended September 30, 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at December 31, 2007	—	$—
Granted	5,695	$1,342.31
Exercised	—	$—
Forfeited, cancelled or expired	—	$—

Outstanding at September 30, 2008	5,695	$1,342.31	9.8	$—

Exercisable at September 30, 2008	125	$1,342.31	9.8	$—

At September 30, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of the awards vested and expected to vest approximate outstanding amounts. The weighted-average grant-date fair value of the shares in 2008 was $631.29 per share. During the three and nine month periods ended September 30, 2008, the Company recognized approximately $981,000 in share-based compensation expense within general and administrative expense. Total unrecognized compensation cost related to unvested awards at September 30, 2008 was approximately $2.5 million.

12.	FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth the Company’s consolidating balance sheets as of September 30, 2008 and December 31, 2007, consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007 and consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007. The Company formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. LIYP and The Berry Company have guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

The following condensed consolidating financial information is presented for:

i)	Regatta, the issuer of the guaranteed obligations;

ii)	LIYP and The Berry Company, the guarantors of the Company’s obligations under the Notes and Credit Facilities;

iii)	Consolidating entries and eliminations representing adjustments to: (i) eliminate intercompany transactions between Regatta, LIYP, and The Berry Company; (ii) eliminate Regatta investments in its subsidiaries; and (iii) record consolidating entries; and

iv)	Regatta, LIYP, and The Berry Company on a consolidated basis.

LIYP and The Berry Company are wholly-owned subsidiaries of Regatta. The Notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries. Each entity in the consolidating financial information follow the same accounting policies as those described and used in the Company’s consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, the Company eliminates: (i) guaranteed debt reflected on the LIYP and The Berry Company balance sheets as guarantors of such debt; and (ii) the investment in subsidiaries account.

The Company’s consolidating balance sheet as of September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$7,333	$17,754	$—	$25,087
Accounts receivable, net	—	16,839	34,719	—	51,558
Due from affiliates	—	—	4,416	—	4,416
Intercompany receivable	—	11,446	196	(11,642)	—
Deferred directory costs	—	20,870	37,402	—	58,272
Deferred income taxes	99	(219)	1,407	—	1,287
Prepaid expenses and other current assets	88	356	1,234	(116)	1,562

Total current assets	187	56,625	97,128	(11,758)	142,182
Property and equipment, net	—	10,698	5,270	—	15,968
Equity investments	710,861	—	—	(710,861)	—
Intangible assets, net	—	319,496	94,685	—	414,181
Deferred income taxes	13,714	—	10,323	(24,037)	—
Goodwill	—	234,329	8,512	—	242,841
Tradename intangible asset	—	—	40,500	—	40,500
Deferred financing costs, net	17,291	17,291	17,291	(34,582)	17,291
Other assets	—	—	14	—	14

Total Assets	$742,053	$638,439	$273,723	$(781,238)	$872,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	3,350	3,350	3,350	$(6,700)	$3,350
Line of credit	26,600	26,600	26,600	(53,200)	26,600
Publishing rights payable	—	1,635	—	—	1,635
Accounts payable and accrued liabilities	597	4,442	12,013	—	17,052
Unearned revenue	—	6,414	18,040	—	24,454
Accrued interest payable	7,870	7,870	7,870	(15,740)	7,870
Due to affiliates	2,130	1,278	—	—	3,408
Intercompany payable	11,642	—	—	(11,642)	—

Total current liabilities	52,189	51,589	67,873	(87,282)	84,369
Deferred income taxes, net	—	118,968	—	(24,037)	94,931
Long-term debt, net of current portion	509,777	509,777	509,777	(1,019,554)	509,777
Other liabilities	—	2,955	858	—	3,813

Total liabilities	561,966	683,289	578,508	(1,130,873)	692,890
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,770	20,601	(262,036)	241,435	249,770
Accumulated deficit	(69,685)	(65,451)	(42,749)	108,200	(69,685)

Total stockholders’ equity	180,087	(44,850)	(304,785)	349,635	180,087

Total Liabilities and Stockholders’ Equity	$742,053	$638,439	$273,723	$(781,238)	$872,977

The Company’s consolidating balance sheet as of December 31, 2007 is as follows (in thousands):

	Regatta	LIYP	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,758	$—	$1,758
Accounts receivable, net	—	17,669	—	17,669
Due from affiliates	733	723	—	1,456
Intercompany receivable	13,871	—	(13,871)	—
Deferred directory costs	—	25,703	—	25,703
Deferred income taxes	—	3,927	—	3,927
Prepaid expenses and other current assets	92	283	(92)	283

Total current assets	14,696	50,063	(13,963)	50,796
Property and equipment, net	—	11,076	—	11,076
Equity investments	503,112	—	(503,112)	—
Goodwill	—	233,293	—	233,293
Intangible assets, net	—	372,214	—	372,214
Deferred financing costs, net	7,660	7,660	(7,660)	7,660

Total Assets	$525,468	$674,306	$(524,735)	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	460	$460	$(460)	$460
Line of credit	8,500	8,500	(8,500)	8,500
Publishing rights payable	—	621	—	621
Accounts payable and accrued liabilities	689	10,471	(689)	10,471
Unearned revenue	—	2,737	—	2,737
Accrued interest payable	2,237	2,237	(2,237)	2,237
Intercompany payable	—	13,871	(13,871)	—

Total current liabilities	11,886	38,897	(25,757)	25,026
Deferred income taxes, net	—	134,553	—	134,553
Long-term debt, net of current portion	276,040	276,040	(276,040)	276,040
Other liabilities	—	1,878	—	1,878

Total liabilities	287,926	451,368	(301,797)	437,497
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	—	—	2
Additional paid-in capital	248,789	234,187	(234,187)	248,789
Accumulated deficit	(11,249)	(11,249)	11,249	(11,249)

Total stockholders’ equity	237,542	222,938	(222,938)	237,542

Total Liabilities and Stockholders’ Equity	$525,468	$674,306	$(524,735)	$675,039

The Company’s consolidating statement of operations for the three months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$34,003	$117,001	$(2,238)	$148,766
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	19,210	30,087	—	49,297
Publishing rights	—	4,813	70,688	(2,238)	73,263
General and administrative expense	620	7,954	22,955	—	31,529
Consulting fees - affiliate	—	1,999	721	—	2,720
Depreciation and amortization	—	7,092	8,701	—	15,793

Total operating expenses	620	41,068	133,152	(2,238)	172,602

Operating loss	(620)	(7,065)	(16,151)	—	(23,836)
Other (income) expenses:
Interest income	—	(28)	(34)	—	(62)
Interest expense	14,737	14,737	14,737	(29,474)	14,737
Other (income) expense	25	67	82	(50)	124

Loss before income taxes	(15,382)	(21,841)	(30,936)	29,524	(38,635)
Income tax benefit	(5,714)	(2,437)	(6,246)	—	(14,397)

Net loss before equity in losses of consolidated subsidiaries	(9,668)	(19,404)	(24,690)	29,524	(24,238)
Equity in losses of consolidated subsidiaries	(14,570)	—	—	14,570	—

Net loss	$(24,238)	$(19,404)	$(24,690)	$44,094	$(24,238)

The Company’s consolidating statement of operations for the nine months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$99,220	$208,042	$(4,128)	$303,134
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	64,564	54,196	—	118,760
Publishing rights	—	8,830	126,992	(4,128)	131,694
General and administrative expense	851	26,630	38,445	—	65,926
Consulting fees - affiliate	—	6,004	1,269	—	7,273
Depreciation and amortization	—	21,167	15,211	—	36,378

Total operating expenses	851	127,195	236,113	(4,128)	360,031

Operating loss	(851)	(27,975)	(28,071)	—	(56,897)
Other (income) expenses:
Interest income	—	(86)	(81)	—	(167)
Interest expense	36,280	36,281	25,507	(61,787)	36,281
Other (income) expense	56	145	103	(102)	202

Loss before income taxes	(37,187)	(64,315)	(53,600)	61,889	(93,213)
Income tax benefit	(13,813)	(10,113)	(10,851)	—	(34,777)

Net loss before equity in losses of consolidated subsidiaries	(23,374)	(54,202)	(42,749)	61,889	(58,436)
Equity in losses of consolidated subsidiaries	(35,062)	—	—	35,062	—

Net loss	$(58,436)	$(54,202)	$(42,749)	$96,951	$(58,436)

The Predecessor Company’s consolidating statement of operations for the three months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Revenue	$—	$29,835	$—	$29,835
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	6,769	—	6,769
Publishing rights	—	14,539	—	14,539
General and administrative expense	—	7,324	—	7,324
Depreciation and amortization	—	408	—	408
Transaction costs	—	305	—	305

Total operating expenses	—	29,345	—	29,345

Operating income	—	490	—	490
Other (income) expenses:
Interest expense	—	733	—	733

Loss before income taxes	—	(243)	—	(243)
Income tax provision	—	7	—	7

Net loss	$—	$(250)	$—	$(250)

The Predecessor Company’s consolidating statement of operations for the nine months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Revenue	$—	$98,807	$—	$98,807
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,978	—	22,978
Publishing rights	—	48,260	—	48,260
General and administrative expense	—	21,414	—	21,414
Depreciation and amortization	—	1,216	—	1,216
Transaction costs	—	3,504	—	3,504

Total operating expenses	—	97,372	—	97,372

Operating income	—	1,435	—	1,435
Other (income) expenses:
Interest expense	—	2,321	—	2,321
Other expense	—	7	—	7

Loss before income taxes	—	(893)	—	(893)
Income tax provision	—	371	—	371

Net loss	$—	$(1,264)	$—	$(1,264)

The Company’s consolidating statement of cash flows for the nine months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Operating Activities
Net loss	$(58,436)	$(54,202)	$(42,749)	$96,951	$(58,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	35,062	—	—	(35,062)	—
Depreciation and amortization expense	—	64,468	63,209	—	127,677
Share-based compensation	—	204	777	—	981
Amortization of deferred financing costs	2,761	2,769	2,094	(4,863)	2,761
Amortization of discount on term loan	2,115	2,115	1,894	(4,009)	2,115
Deferred income taxes	(13,813)	(11,431)	(11,730)	—	(36,974)
Change in uncertain tax positions	—	1,177	858	—	2,035
Provision for doubtful accounts	—	3,008	3,737	—	6,745
Non-cash interest expense	—	31,452	21,565	(53,017)	—
Other	—	98	—	—	98
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	—	(2,556)	(20,363)	—	(22,919)
Due from affiliates	2,863	2,001	(4,416)	—	448
Deferred directory costs	—	(4,955)	(19,058)	—	(24,013)
Prepaid expenses and other current assets	(87)	(15)	(1,190)	—	(1,292)
Publishing rights payable	—	1,014	—	—	1,014
Accounts payable and accrued liabilities	597	(6,700)	9,460	—	3,357
Accrued interest	5,633	—	—	—	5,633
Unearned revenue	—	3,677	14,687	—	18,364

Net cash provided by (used in) operating activities	(23,305)	32,124	18,775	—	27,594

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,883)	(87)	—	—	(241,970)
Intercompany	24,968	(24,772)	(196)	—	—
Acquisition of property and equipment	—	(1,690)	(825)	—	(2,515)

Net cash used in investing activities	(216,915)	(26,549)	(1,021)	—	(244,485)

Financing Activities
Proceeds on revolving credit facility	33,600	—	—	—	33,600
Repayments on revolving credit facility	(15,500)	—	—	—	(15,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301,350
Repayments on term loan	(66,838)	—	—	—	(66,838)
Debt financing costs	(12,392)	—	—	—	(12,392)

Net cash provided by financing activities	240,220	—	—	—	240,220

Net increase in cash and cash equivalents	—	5,575	17,754	—	23,329
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$7,333	$17,754	$—	$25,087

The Predecessor Company’s consolidating statement of cash flows for the nine months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities
Net loss	$—	$(1,264)	$—	$(1,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	—	1,216	—	1,216
Deferred income taxes	—	(1,782)	—	(1,782)
Provision for doubtful accounts	—	799	—	799
Changes in operating assets and liabilities:
Accounts receivable	—	9,296	—	9,296
Deferred directory costs	—	202	—	202
Prepaid expenses and other current assets	—	157	—	157
Publishing rights payable	—	556	—	556
Accounts payable, accrued liabilities and other	—	(48)	—	(48)

Net cash provided by operating activities	—	9,132	—	9,132

Investing Activities
Acquisition of property and equipment	—	(101)	—	(101)

Net cash used in investing activities	—	(101)	—	(101)

Financing Activities
Transfers to Windstream, net	—	(9,031)	—	(9,031)

Net cash used in financing activities	—	(9,031)	—	(9,031)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	1	—	1

Cash and cash equivalents, end of period	$—	$1	$—	$1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in the Company’s Registration Statement on Form S-4 (Registration No. 333-152302) that was declared effective by the Securities and Exchange Commission on October 15, 2008.

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to Local Insight Regatta Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. The following discussion and analysis of our financial condition and results of operations covers periods prior to and following the consummation of the Split-Off and the acquisition of the Berry ILOB. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the Split-Off and the Berry ILOB acquisition, including significantly increased leverage and debt service requirements. You should read this discussion and analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Overview

We are a leading publisher of print and IYP directories and the largest provider of outsourced directory sales, marketing and related services in the United States. We have two principal operating subsidiaries: LIYP and The Berry Company. LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. LIYP is the exclusive official publisher of Windstream-branded print directories in Windstream’s local wireline markets as they existed on December 12, 2006, or the Windstream Service Areas. LIYP also publishes print and Internet directories on behalf of more than 75 other LECs. The Berry Company, which acquired the Berry ILOB in April 2008, provides an integrated array of directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of more than 75 customers, over 30 of which rely on The Berry Company for the publication of their IYP directories. Prior to its acquisition of the Berry ILOB, The Berry Company had no operations.

Recent Development

On November 14, 2008, The Berry Company and Frontier Directory Services Company, LCC and certain of its affiliates, or Frontier, entered into a new master publishing agreement. Pursuant to the master publishing agreement: (i) the prior print and internet publishing agreements between The Berry Company and Frontier were terminated; (ii) Frontier granted Berry the right to solicit advertising for, and to produce, publish, print, distribute and market, Frontier-branded print and Internet-based directories in Frontier’s local telephone service areas; and (iii) Frontier engaged The Berry Company to provide certain IYP and other services. The master publishing agreement will remain in effect until December 31, 2010, and will thereafter automatically be extended until December 31, 2011 unless either party provides the other party with written notice, on or before July 1, 2010, of its decision not to so extend the term of the master publishing agreement.

Split-Off From Windstream

On November 30, 2007, we were split off from Windstream to certain funds affiliated with WCAS in the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc. We refer to Windstream Regatta Holdings, Inc. prior to the closing of the Split-Off as our predecessor company.

Basis of Presentation

Our predecessor company was a fully integrated business of Windstream: consequently, we derived the financial statements for all periods prior to December 1, 2007 from the historical financial statements of Windstream. Such financial statements include the assets, liabilities, businesses and employees reflected in the specific financial accounting records of the entities that comprised the domestic print and IYP directory publishing operations of Windstream prior to the Split-Off.

Because of our predecessor company’s relationship with Windstream prior to the Split-Off, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we been operated without the shared resources of Windstream. Accordingly, the historical financial statements for the three and nine month periods ending September 30, 2007 are not necessarily indicative of our future results of operations, financial position and cash flows. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, the results of operations and cash flows for the nine months ended September 30, 2008 are not indicative of our future results of operations and cash flows because such results and cash flows do not include the Berry ILOB for the full nine months ended September 30, 2008.

We are managed as a single business unit and report as one reportable segment, and all operations occur in the United States.

Adoption of Deferral and Amortization Method

In connection with the Split-Off, we adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue and associated direct and incremental costs are recognized over the expected lives of the directories (generally 12 months), commencing in the month of delivery. Under the delivery method of revenue recognition used by our predecessor company, revenue and associated direct and incremental costs are recognized when the book is delivered. We believe the deferral and amortization method of revenue recognition is preferable because print revenue and cost of sales are recognized over the life of the respective directories, thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also the prevalent method other companies use in the Yellow Pages publishing industry. We have presented the adoption of this accounting policy on a prospective basis effective December 1, 2007 in the consolidated financial statements. We expect that in the initial year of this change in accounting policy, there will be a negative impact on the timing of our revenue recognition. However, this change in accounting policy does not impact the amount or timing of cash flow generated. The same timing of recognition applies to direct and incremental costs for each book published.

Purchase Accounting Adjustments

In connection with the Split-Off and the acquisition of the Berry ILOB, the deferred costs for directories that were scheduled to be published subsequent to November 30, 2007 (in the case of LIYP) and April 23, 2008 (in the case of the Berry ILOB) were recorded at fair value, which represents the estimated billing value of the published directory less the expected costs to complete the directories following the respective transactions. As a result, when such directories are published, the gross margins associated with these directories will be less than they otherwise would have been in the absence of purchase accounting. Further, we did not assume or record the deferred directory costs related to those directories that were published prior to the Split-Off or the Berry ILOB acquisition, as these costs represented cost of revenue that would have been recognized subsequent to the Split-Off or the Berry ILOB acquisition under the deferral and amortization method in the absence of purchase accounting. In addition, we did not assume or record net deferred revenue associated with certain directories published prior to the Split-Off or the Berry ILOB acquisition recorded on our predecessor company or the Berry ILOB acquisition balance sheet as of November 30, 2007 (in the case of LIYP) and April 23, 2008 (in the case of Berry ILOB). Favorable sales contracts represent customer contracts acquired in the Split-Off for which the cash flow streams associated with post-Split-Off or post-Berry ILOB acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts.

Publishing Rights

As part of the Split-Off, LIYP entered into a publishing agreement with Windstream, pursuant to which LIYP agreed to publish Windstream-branded directories in the Windstream Service Areas. We are the exclusive publisher of Windstream-branded directories in the Windstream Service Areas and do not pay royalties to Windstream for the publishing and other rights granted under the agreement.

General and Administrative Expense

In connection with the Split-Off, LIYP entered into a transition services agreement with Windstream. Under this agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement has now terminated. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were approximately $0.3 million for the one-month period ended December 31, 2007 and approximately $2.0 million during the nine months ended September 30, 2008. Following the termination of the transition services agreement, we expect operating costs to be greater than historical costs incurred by our predecessor company, due to lower economies of scale.

Consulting Fees

In January 2007, WCAS and our affiliate, Local Insight Media, Inc. (“LIMI”), entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of our subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the amounts payable thereunder. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. As of December 31, 2007, we had paid LIMI consulting fees of approximately $11.1 million under this agreement. We expect that in future periods, consulting fees paid under this agreement with respect to LIYP will approximate $8.0 million per year and consulting fees paid under this agreement with respect to The Berry Company will approximate $2.0 million per year. During the three and nine months ended September 30, 2008, the Company paid $2.7 million and $7.3 million in such consulting fees to LIMI.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the three and nine months ended September 30, 2007, print revenue comprised approximately 86.9% and 86.0% of our revenue, respectively. During the three and nine months ended September 30, 2008, print revenue comprised approximately 89.6% and 89.2% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our revenue, with approximately 88.1% and 87.8% of print revenue in the three and nine months ended September 30, 2007, respectively, attributable to local advertisers and approximately 11.9% and 12.2%, respectively, attributable to national advertisers. During the three and nine months ended September 30, 2008, approximately 93.0% and 94.9%, respectively, of print revenue was attributable to local advertisers, and approximately 7.0% and 5.1%, respectively, of print revenue was attributable to national advertisers.

We also generate revenue from our IYP business. Revenue from WindstreamYellowPages.com, LIYP’s IYP directory, was less than 1.0% of our revenue during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, our IYP revenue comprised approximately 6.6% and 5.6%, respectively, of our revenue.

We also generate other revenue from additional services provided to LECs. This revenue is derived from directory enhancements that are billed back to our LEC customers and fees derived from other sources, such as the commissions earned by our certified marketing representatives.

Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale. Growth in revenue can be affected by several factors, including changes in the number of advertising customers, changes in the pricing of advertising related to competitive, economic or other conditions, changes in the amount of advertising purchased per customer, changes in the size of the sales force and the introduction of additional products, which may generate incremental revenues.

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, general and administrative expense, depreciation and amortization, and, effective after the Split-Off, consulting fees. Prior to the Split-Off, operating expenses also included royalties for publishing rights paid to Windstream that ceased in connection with the Split-Off, and transaction costs incurred by our predecessor company in connection with the Split-Off.

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force, local marketing and promotional expenses, and sales training and customer care costs and (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, distribution, systems, customer services and billing. Cost of revenue excludes depreciation and amortization expense prior to the Split-Off. Effective after the Split-Off, cost of sales includes certain amortization associated with favorable sales contracts acquired in the Split-Off and Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Prior to the Split-Off, costs directly attributable to producing print directories (for example, paper, printing and distribution) were expensed at the time the relevant directory was distributed, except for a pro rata portion of both revenues and related expenses that were deferred to provide for any contractual secondary deliveries. Subsequent to the Split-Off, we defer and recognize such direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three and nine months ended September 30, 2007, cost of revenue represented 23.1% and 23.6%, respectively, of all operating expenses and 22.7% and 23.3% , respectively, of directory revenue. In the three and nine months ended September 30, 2008, cost of revenue represented 28.6% and 33.0%, respectively, of all operating expenses and 33.1% and 39.2%, respectively, of revenue, due primarily to amortization of favorable sales contract intangible assets.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their directories. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for the LECs. In the three and nine months ended September 30, 2007, publishing rights represented 11.0% and 13.4%, respectively, of all operating expenses and 10.8% and 13.2%, respectively, of revenue. In the three and nine months ended September 30, 2008, publishing rights represented 42.4% and 36.6%, respectively, of all operating expenses and 49.2% and 43.4%, respectively, of revenue.

Publishing Rights Paid to Windstream

Publishing rights expense paid to Windstream represents the total amount paid to Windstream for the right to publish their branded directories. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for Windstream. In connection with the Split-Off, LIYP acquired the exclusive right to publish Windstream-branded directories in the Windstream Service Areas at no charge to LIYP for such publishing rights; accordingly, no such costs have been incurred subsequent to the Split-Off.

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. In the three and nine months ended September 30, 2007, general and administrative expense represented 25.0% and 22.0% of all operating expenses and 24.5% and 21.7% of revenue, respectively. In the three and nine months ended September 30, 2008, general and administrative expense represented 18.3% and 18.3% of all operating expenses and 21.2% and 21.7% of revenue, respectively. Prior to the Split-Off, our general and administrative expense included the shared costs of other services, including real estate, information technology, legal, finance and human resources, all of which were shared among Windstream’s affiliates. However, since the consummation of the Split-Off and as a result of the termination of the services provided under our transition services agreement with Windstream, we now incur and bear these costs directly or indirectly through our consulting arrangement with LIMI.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we recorded incremental amortization expense related to the identifiable intangible assets, which consist of publishing agreements with useful lives ranging from four to 50 years and customer relationships with a useful life of 20 years.

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving credit facility, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a new senior secured credit facility, the proceeds of which were used in part to finance the Berry ILOB acquisition. The new senior secured credit facility consists of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility. As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we will now incur interest expense of approximately $58.1 million per year. Historically, our predecessor company participated in the centralized cash management of Windstream’s bank accounts. Our predecessor company earned interest income on receivables due from Windstream and was charged interest expense for payables due to Windstream. These predecessor intercompany obligations were satisfied and terminated upon the closing of the Split-Off.

Income Tax Provision

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We will file stand-alone tax returns for successor periods through June 20, 2008, the date of our combination with Local Insight Media. Subsequent to that combination, we will be included in Local Insight Media’s consolidated federal and state income tax returns. The income tax provision in our financial statements has been determined as if we had filed our own consolidated income tax returns separate from Windstream. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Our results of operations for the three months ended September 30, 2008 have been prepared under the deferral and amortization method of accounting, whereas the results of operations for the three months ended September 30, 2007 have been prepared under the delivery method of accounting. In addition, the 2008 results include the operations of The Berry Company subsequent to our acquisition of the Berry ILOB in April 2008. As a result, there are material differences between the periods relating to both the acquisition of the Berry ILOB and the timing of revenue and costs primarily associated with the print directory business resulting from our change in revenue recognition accounting policies. The following table sets forth our operating results for the three months ended September 30, 2008 and the operating results of our predecessor company for the three months ended September 30, 2007 (in thousands, except as to percentages):

	Three months ended September 30, 2007 (Predecessor)	Three months ended September 30, 2008 (Successor)	Change	%
Revenue	$29,835	$148,766	$118,931	398.6%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	6,769	49,297	42,528	628.3%
Publishing rights	3,218	73,263	70,045	2,176.7%
Publishing rights paid to Windstream	11,321	—	(11,321)	(100.0)%
General and administrative expense	7,324	31,529	24,205	330.5%
Consulting fees-affiliate	—	2,720	2,720	—
Depreciation and amortization	408	15,793	15,385	3,770.8%
Transaction costs	305	—	(305)	(100.0)%

Total operating expenses	29,345	172,602	143,257	488.2%

Operating income (loss)	490	(23,836)	(24,326)	(4,964.5)%
Interest expense, net	733	14,675	13,942	1,902.0%
Other expense	—	124	124	—

Loss before income taxes	(243)	(38,635)	(38,392)	(15,799.2)%
Income tax provision (benefit)	7	(14,397)	(14,404)	(205,771.4)%

Net loss	(250)	(24,238)	(23,988)	(9,595.2)%

Revenue

Revenue of $148.8 million in the three months ended September 30, 2008 increased $118.9 million, or 398.6%, compared to $29.8 million in the same period of 2007. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB, which comprised $117.0 million of revenue in 2008 and was not included in the financial results in 2007, and by material differences between the periods as a result of the change in accounting method for revenue recognition. Under the delivery method utilized for the predecessor period, directory publications were seasonal, representing approximately 19% of revenue for directories published during the year. Conversely, under the deferral and amortization method utilized for the successor period, revenue is recognized ratably over the life of the directory. Purchase accounting resulted in a reduction to revenue for the three months ended September 30, 2008 related to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. During the three months ended September 30, 2008, we printed one more directory compared to the same period in 2007 due to new contracts with LEC customers.

Cost of Revenue

Cost of revenue in the three months ended September 30, 2008 increased $42.5 million, or 628.3%, over the same period in 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008, which resulted in cost of revenues for the period of $30.1 million, which includes amortization of favorable sales contracts of $23.7 million and certain other amortization of directories in-process margin established in purchase accounting of $1.8 million. In addition, the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in an increase of $5.5 million and certain other amortization of directories in-process margin established in purchase accounting resulted in an increase of $2.0 million in total cost of revenue for the period. The remaining difference is due to the impact of the change in accounting policy from delivery method to deferral and amortization.

Publishing Rights

The increase in publishing rights payable in the three months ended September 30, 2008 of $70.0 million, or 2,176.7% over the same period in 2007 is primarily related to the acquisition of the Berry ILOB.

Publishing Rights Paid to Windstream

The elimination of publishing rights expense in the three months ended September 30, 2008 reflects the elimination of these expenses under our publishing agreement with Windstream, which we entered into in conjunction with the Split-Off.

General and Administrative Expense

General and administrative expense of $31.5 million in the three months ended September 30, 2008 increased $24.2 million, or 330.5%, compared to $7.3 million in the same period in 2007. The increase was primarily due to the acquisition of the Berry ILOB which resulted in additional costs of $23.0 million for the period, employee termination and related costs of approximately $516,000 associated with the implementation of a synergy and integration plan directly related to the Berry ILOB acquisition and approximately $1.0 million in non-cash, share-based compensation expense. The increase also reflects certain audit and tax related fees associated with our Registration Statement on Form S-4 filed (Registration No. 333-152302) that was declared effective on October 15, 2008.

Consulting Fees

Consulting fees of $2.7 million consisted of fees paid for consulting services under our consulting agreement with LIMI.

Depreciation and Amortization

Depreciation and amortization of $15.8 million for the three months ended September 30, 2008 increased $15.4 million over the three months ended September 30, 2007, or 3,770.8%, due to the acquisition of the Berry ILOB and its related depreciation and amortization expense for the period of $8.7 million, primarily related to the amortization of customer relationships with a useful life of 20 years; and the amortization of certain identifiable intangible assets recorded in purchase accounting for the Split-Off consisting of publishing agreements with useful lives ranging from four to 50 years and customer relationships with a useful life of 20 years.

Transaction Costs

Transaction costs of $0.3 million recorded in the three months ended September 30, 2007 related primarily to accounting fees, legal fees and certain other expenses incurred by our predecessor company in connection with the Split-Off.

Interest Expense

Interest expense of $14.7 million was primarily the result of interest incurred on the debt issued in connection with the Split-Off and the financing of the acquisition of the Berry ILOB. Interest expense of $0.7 million in the same period in 2007 related to interest charged on intercompany balances with Windstream.

Income Taxes

Income tax benefit of $14.4 million and expense of $7,000 in the three months ended September 30, 2008 and 2007, respectively, are consistent with our loss before income taxes, net of certain non-deductible transaction costs related to the Split-Off.

Net Loss

Net loss of $24.2 million in the three months ended September 30, 2008 increased $24.0 million compared to net loss of $0.3 million in the same period in 2007. The increase was primarily due to the after-tax effects of the items described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our results of operations for the nine months ended September 30, 2008 have been prepared under the deferral and amortization method of accounting, whereas the results of operations for the nine months ended September 30, 2007 have been prepared under the delivery method of accounting. In addition, the results of operations for the nine months ended September 30, 2008 include the operations of The Berry Company subsequent to our acquisition of the Berry ILOB in April 2008. As a result, there are material differences between the periods relating to both the acquisition of the Berry ILOB and the timing of revenue and costs primarily associated with the print directory business resulting from our change in revenue recognition accounting policies. The following table sets forth our operating results for the nine months ended September 30, 2008 and the operating results of our predecessor company for the nine months ended September 30, 2007 (in thousands, except as to percentages):

	Nine months ended September 30, 2007 (Predecessor)	Nine months ended September 30, 2008 (Successor)	Change	%
Revenue	$98,807	$303,134	$204,327	206.8%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	22,978	118,760	95,782	416.8%
Publishing rights	13,080	131,694	118,614	906.8%
Publishing rights paid to Windstream	35,180	—	(35,180)	(100.0)%
General and administrative expense	21,414	65,926	44,512	207.9%
Consulting fees-affiliate	—	7,273	7,273	—
Depreciation and amortization	1,216	36,378	35,162	2,891.6%
Transaction costs	3,504	—	(3,504)	(100.0)%

Total operating expenses	97,372	360,031	262,659	269.7%

Operating income (loss)	1,435	(56,897)	(58,332)	(4,064.9)%
Interest expense, net	2,321	36,114	33,793	1,456.0%
Other expense	7	202	195	2,785.7%

Loss before income taxes	(893)	(93,213)	(92,320)	(10,338.2)%
Income tax provision (benefit)	371	(34,777)	(35,148)	(9,473.9)%

Net loss	(1,264)	(58,436)	(57,172)	(4,523.1)%

Revenue

Revenue of $303.1 million in the nine months ended September 30, 2008 increased $204.3 million, or 206.8%, compared to $98.8 million in the same period of 2007. The increase in revenue was attributable to the acquisition of the Berry ILOB, which comprised $208.0 million of revenue the first nine months of 2008 and was not included in the financial results in 2007, and was partially offset by material differences between the periods as a result of the change in accounting method for revenue recognition. Under the delivery method utilized for the corresponding predecessor period, directory publications were seasonal, representing approximately 66.5% of revenue for directories published during the year. Conversely, under the deferral and amortization method utilized for the successor period, revenue is recognized ratably over the life of the directory. Purchase accounting resulted in a reduction to revenue for the nine months ended September 30, 2008 related to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. During the nine months ended September 30, 2008, we printed four more directories compared to the same period in 2007 due to new contracts with LEC customers.

Cost of Revenue

Cost of revenue in the nine months ended September 30, 2008 increased $95.8 million, or 416.8%, over the same period in 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008, which resulted in cost of revenues for the period of $54.2 million, which includes amortization of favorable sales contracts of $45.6 million and certain other amortization of directories in-process margin established in purchase accounting of $2.4 million. In addition, the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in a change of $33.5 million and certain other amortization of directories in-process margin established in purchase accounting resulted in a change of $9.8 million in total cost of revenue for the period. The remaining difference is due to the impact of the change in accounting policy from delivery method to deferral and amortization.

Publishing Rights

The increase in publishing rights payable in the nine months ended September 30, 2008 of $118.6 million, or 906.8%, over the same period in 2007 is primarily related to $127.0 million in publishing rights incurred by The Berry Company during the period and associated with the four incremental directories in 2008 compared to 2007 due to new contracts or changed issue dates with LEC customers, and was partially offset by the impact of the change in accounting policy from delivery method to deferral and amortization.

Publishing Rights Paid to Windstream

The elimination of publishing rights expense in the nine-month period ended September 30, 2008 reflects the elimination of these expenses under our publishing agreement with Windstream, which we entered into in conjunction with the Split-Off.

General and Administrative Expense

General and administrative expense of $65.9 million in the nine months ended September 30, 2008 increased $44.5 million, or 207.9%, compared to $21.4 million in the same period in 2007. The increase was primarily due to the acquisition of the Berry ILOB in April 2008 which resulted in additional costs of $38.4 million, employee termination and related costs of approximately $516,000 associated with the implementation of an integration and synergy plan directly related to the Berry ILOB acquisition and approximately $1.0 million in non-cash, share-based compensation expense. The increase also reflects costs of approximately $2.0 million associated with our transition services agreement with Windstream, audit and tax related fees of approximately $1.4 million, and certain information and technology costs related to the Split-Off that enable us to operate as a stand-alone entity.

Consulting Fees

Consulting fees of $7.3 million consisted of fees paid for consulting services under our consulting agreement with LIMI.

Depreciation and Amortization

Depreciation and amortization of $36.4 million for the nine months ended September 30, 2008 increased $35.2 million over the nine months ended September 30, 2007, or 2,891.6%, due primarily to the acquisition of the Berry ILOB and its related depreciation and amortization expense for the period of $15.2 million, primarily related to the amortization of customer relationships with a useful life of 20 years; and the amortization of certain identifiable intangible assets recorded in purchase accounting for the Split-Off consisting of publishing agreements with useful lives ranging from four to 50 years and customer relationships with a useful life of 20 years.

Transaction Costs

Transaction costs of $3.5 million recorded in the nine months ended September 30, 2007 related primarily to accounting fees, legal fees and certain other expenses incurred by our predecessor company in connection with the Split-Off.

Interest Expense

Interest expense of $36.1 million was primarily the result of interest incurred on the debt issued in connection with the Split-Off and the financing of the acquisition of the Berry ILOB. Interest expense of $2.3 million in the same period in 2007 related to interest charged on intercompany balances with Windstream.

Income Taxes

Income tax benefit of $34.8 million and expense of $0.4 million for the nine months ended September 30, 2008 and 2007, respectively, are consistent with our loss before income taxes, net of certain non-deductible transaction costs related to the Split-Off.

Net Loss

Net loss of $58.4 million in the nine months ended September 30, 2008 increased $57.2 million compared to net loss of $1.3 million in the same period in 2007. The increase was primarily due to the after-tax effects of the items described above.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers typically pay for their advertisements in equal payments over a 12-month period. Payment of our material expenses is generally based on contractual arrangements and occurs with reasonable predictability throughout the year. Our primary liquidity requirements have historically been for working capital needs. Prior to the Split-Off, our predecessor company historically generated sufficient cash flow to fund its operations and investments and to make periodic dividend payments to Windstream.

We have funded the costs associated with the Split-Off and our acquisition of the Berry ILOB with credit facilities that are described below under the caption Outstanding Indebtedness — “—The Notes” and “—Berry Financing—Senior Secured Credit Facilities.” We have significant debt service obligations under our senior secured credit facilities and under our unsecured senior subordinated notes. In addition, we will continue to incur capital costs associated with developing and implementing our own support functions that Windstream previously provided. We believe, however, that for the foreseeable future, cash flow generated from operations will be sufficient to fund our interest and principal payment obligations, working capital requirements and capital expenditures needs. As of September 30, 2008, our cash and cash equivalents was approximately $25.1 million. Our senior secured revolving credit facility was fully utilized, except for $3.4 million representing Lehman Brothers Inc.’s portion of the unfunded revolving credit that we believe is no longer available to us due to Lehman Brothers Inc.’s bankruptcy.

In connection with the Split-Off, we entered into a billing and collection agreement and a foreign billing and collection agreement with Windstream. Under the billing and collection agreement, Windstream collects amounts owed to us from customers who are also Windstream telephone customers. Under the foreign billing and collection agreement, Windstream collects amounts owed to us by customers for whom Windstream is not the provider of local telephone services. The billing and collection agreement will remain in effect until November 30, 2010, with two successive one-year automatic renewal terms unless we notify Windstream of our decision not to renew the agreement. The foreign billing and collection agreement expired on November 30, 2008. Accordingly, we have now assumed this foreign billing and collection function.

The following table sets forth a summary of cash flows for our predecessor company for the nine months ended September 30, 2007 and for the Company for the nine months ended September 30, 2008 (in millions):

	Nine months ended September 30, 2007 (Predecessor)	Nine months ended September 30, 2008 (Successor)
Cash flow from operating activities	$9.1	$27.6
Cash flow from investing activities	(0.1)	(244.5)
Cash flow from financing activities	(9.0)	240.2

Change in cash and cash equivalents	$—	$23.3

In the nine-month period ended September 30, 2008, cash from operating activities increased $18.5 million compared to the same period in 2007 due primarily to the acquisition of the Berry ILOB in April 2008 which contributed cash from operations of $18.8 million during the period and increased operating cash generated at LIYP of $32.1 million. This increase was partially offset by $7.3 million in fees paid in 2008 under our consulting agreement with LIMI, normal fluctuations in our working capital and a higher net loss during the period.

In the nine-month period ended September 30, 2008, cash used in investing activities increased $244.4 million compared to the same period in 2007. This is primarily related to costs of $241.9 million incurred by The Berry Company to acquire the Berry ILOB and $2.5 million in capital expenditures. Although we expect to incur additional capital expenditures relating to developing systems to allow us to operate as a stand-alone company following the Split-Off, we do not anticipate significant annual capital expenditures.

In the nine-month period ended September 30, 2008, cash provided by financing activities increased $249.2 million compared to the same period in 2007, as a result of $335.0 million in net proceeds on the new senior secured term loan and revolving credit facilities and $12.4 million in related financing costs. This increase was partially offset by repayments of $15.5 million on the revolving credit facility and $66.8 million on the original term loan used, in conjunction with our senior subordinated notes, to acquire LIYP. Financing activities in the nine-month period ended September 30, 2007 primarily consisted of dividends paid to, and certain intercompany transactions with Windstream.

Outstanding Indebtedness

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving credit facility, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a new senior secured credit facility, consisting of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility, which the Company used in part to finance the Berry ILOB acquisition. Prior to the refinancing of our credit facility, a payment of accrued interest and a principal repayment in the aggregate amount of $3.1 million was made on March 31, 2008. As of September 30, 2008, we had approximately $571.3 million of debt outstanding and $3.4 million of available borrowing capacity under our senior secured revolving credit facility. However, such available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will be unavailable under our senior secured revolving credit facility.

The Notes

We issued $210.5 million aggregate principal amount of our 11% Senior Subordinated Notes due 2017 in connection with the Split-Off. The senior subordinated notes are unsecured. We are obligated to make interest payments on the notes in June and December of each year. The senior subordinated notes are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business. The notes are guaranteed on a senior subordinated unsecured basis by each of the Company’s current and future restricted subsidiaries (other than foreign subsidiaries) that are considered a guarantor under the current or future credit facilities of the Company. The guarantees are joint and several obligations of the respective guarantors.

Berry Financing—Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into new senior secured credit facilities provided by JPMorgan Chase Bank, N.A. The new senior secured credit facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The new senior secured credit facilities provide for a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit. We borrowed the entire $335.0 million term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition and to provide cash for working capital purposes. As of September 30, 2008, we had approximately $334.2 million in debt outstanding under the senior secured term loan facility and approximately $26.6 million in debt outstanding under the senior secured revolving credit facility, with approximately $3.4 million available for borrowing under the revolving credit facility. However, this amount represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe this amount will be unavailable under our senior secured revolving credit facility. In addition, our existing credit facilities permit for an uncommitted incremental facility of up to $100.0 million. The term loan facility is scheduled to mature on April 23, 2015 and the revolving credit facility is scheduled to mature on April 23, 2014.

In general, borrowings under the new credit facilities bear interest based, at our option, at either the LIBOR rate or a base rate (“BR”), in each case plus an applicable margin. The rate of interest under the term loan and the rate under the revolving credit facility is LIBOR plus 4% or BR plus 3%. The LIBOR and BR rates are subject to minimum levels of 3.75% and 4.75%, respectively. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of up to 0.5% per annum, depending on the consolidated leverage ratio. We can prepay all or any portion of the outstanding borrowings under the new credit facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Scheduled payments of principal under the credit facilities are due quarterly, subject to terms of the credit agreement. The new credit facility also requires us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, up to 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations), and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. Any net cash proceeds from an asset sale or other disposition of property that is reinvested in the business within the one year anniversary date of the respective asset sale or disposition is not subject to the prepayment requirement.

Subject to certain exceptions, our obligations under our credit facilities are unconditionally and irrevocably guaranteed by existing and future domestic subsidiaries and are secured by first priority security interests in, and mortgages on, substantially all the assets of our company and each subsidiary guarantor, including a first priority pledge of all the equity interests held by us and each domestic subsidiary guarantor and 65% of the equity interests of any subsidiary guarantor that is a direct first tier foreign entity.

The new credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, dividends, repurchases of capital stock, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the new credit facilities require compliance with financial and operating covenants, including a minimum cash interest coverage ratio, maximum capital expenditures, maximum senior secured debt ratio and a maximum net total leverage ratio. As of September 30, 2008, the Company is in compliance with all such covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations, after effect for the refinancing, as of December 31, 2007 (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$565.5	$21.7	$6.7	$6.7	$530.4
Interest expense(1)	414.4	49.1	97.8	96.8	170.7
Operating lease obligations	1.6	0.6	1.0	—	—

Total	$981.5	$71.4	$105.5	$103.5	$701.1

(1)         Interest expense reflects an assumed weighted average interest rate of 9.2%. A 0.125% increase or decrease in the weighted average interest rate applicable to our indebtedness would change pro forma interest expense and net income by approximately $0.4 million and $0.3 million, respectively, for the year ended December 31, 2008.

Subsequent to December 31, 2007, we refinanced the existing credit facility with a new senior secured credit facility as described in “Outstanding Indebtedness—Berry Financing—Senior Secured Credit Facilities” above.

Not included in these contractual cash obligations are $28.9 million of unrecognized tax benefits for which we are unable to make estimates for timing of the related cash payments.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the nine months ended September 30, 2008 and recent accounting standards not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Because the Company does not hold significant investments in marketable equity securities, it is not subject to material market risk from changes in marketable equity security prices. In addition, because the Company does not have business operations in foreign countries, it is not subject to foreign currency exchange rate risk.

The Company’s borrowings under its senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under the credit facilities bear interest, at our option, at either the LIBOR rate or a base rate, or a BR, in each case plus an applicable margin. The applicable margin is based on a pricing grid to be mutually agreed upon between the lead arranger and us. The applicable interest rate margins per annum under the LIBOR and BR Loans are 4.000% and 3.000%, respectively, subject to adjustment pending changes in our consolidated leverage ratio from time to time. The effective interest rate for our fixed and variable rate debt outstanding for the nine months ended September 30, 2008 was approximately 11.12% and 7.25%, respectively. A 0.125% increase or decrease in the weighted average interest rate applicable to our indebtedness under our senior subordinated notes and our senior secured credit facilities would change annual interest expense and net income by approximately $0.4 million and $0.3 million, respectively. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported appropriately and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation and disputes arising in the ordinary course of business, such as claims based on alleged errors or omissions in advertising or improper listings, in each case, contained in directories published by the Company, defamation and breach of privacy claims arising from the Company’s publication of directories and actions related to the Company’s methods of collecting, processing and using personal data. In addition, from time to time the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. Based on mangement’s review of the latest information available, the Company believes that its ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 1A.	Risk Factors

Our rights under existing agreements could be impaired if bankruptcy proceedings were brought by or against any of the parties to these agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with TDS Telecom, CenturyTel Service Group, LLC, Frontier, ACS Media Finance LLC, or ACS Media, CBD Media Finance LLC, or CBD Media, HYP Media Finance LLC, or HYP Media, and other LECs. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under any of these agreements could have a material adverse effect on our business, financial condition and results of operations.

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc., or HT, in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to The Berry Company. If a bankruptcy case were to be commenced by or against any of these LECs, it is possible that all or part of the publishing or other agreements with that LEC could be considered an executory contract and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to The Berry Company under its directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

On December 1, 2008 Hawaiian Telcom Communications, Inc. (“HTCI”), its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT (collectively, the “HT Debtors”), filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. HTCI stated that these filings seek to allow HTCI to continue its previously-announced balance sheet restructuring process, and that the HT Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the bankruptcy court. HTCI also stated that in connection with the filing of these petitions, the HT Debtors will seek relief from the Court that will enable them to continue operations without disruption to customers, employees and other critical constituents. While it is too early to assess the impact of these petitions on our business, this bankruptcy case could result in the loss by HYP Media of its rights under its publishing or other agreements with HT, which could lead to a decrease or cessation of payments to The Berry Company under its directory services agreement with HYP Media. This bankruptcy case could therefore have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: December 1, 2008	By:	/s/ Marilyn B. Neal
Name: Marilyn B. Neal
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2008	By:	/s/ James Stirbis
Name: James Stirbis
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002