Form 10-Q/A
period 2008-09-30
Local Insight Regatta Holdings, Inc.
filed 2009-01-15
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

☒  Yes    ☐  No

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

EXPLANATORY NOTE

Local Insight Regatta Holdings, Inc. (“Regatta”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, originally filed on December 1, 2008 (the “Original Filing”), to amend and restate its consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008. This amendment and restatement is required to adjust Regatta’s consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 because of errors made in the application of purchase accounting adjustments related to the acquisition by The Berry Company LLC (“The Berry Company”), a wholly owned subsidiary of Regatta, on April 23, 2008 of substantially all of the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) and the acquisition of Local Insight Yellow Pages, Inc. (“LIYP”), a wholly owned subsidiary of Regatta, which occurred as part of the split-off (the “Split-Off”) on November 30, 2007 of Regatta from Windstream Corporation (“Windstream”) to certain funds and individuals affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”).

As more fully described in this Form 10-Q/A, subsequent to the Original Filing and as part of Regatta’s ongoing business integration efforts, Regatta discovered certain accounting errors related to:

(i)	A $12.8 million overstatement of Regatta’s revenue during the nine months ended September 30, 2008 due to the recognition of certain deferred revenue that was previously written off in purchase accounting relating to the acquisition of the Berry ILOB.

(ii)	A $19.0 million overstatement of Regatta’s favorable sales contracts intangible asset cost basis, a corresponding $19.0 million understatement of goodwill, a related $14.7 million overstatement of accumulated amortization of the favorable sales contracts and a related $14.7 million overstatement of amortization expense recorded in cost of revenue. These errors were due to an overstatement of the expected margin on directories published prior to the date of acquisition of the Berry ILOB, resulting in part from error (i) above, which was used to establish the favorable sales contract intangible asset in purchase accounting relating to the acquisition of the Berry ILOB.

(iii)	A $2.1 million overstatement of cost of revenue due to an incorrect purchase accounting adjustment recorded in the three months ended September 30, 2008 related to certain deferred directory costs written off in purchase accounting in connection with the Split-Off.

On January 9, 2009, the audit committee of Local Insight Media Holdings, Inc., the indirect parent of Regatta (“LIMH”), concluded that Regatta’s consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 should no longer be relied upon.

The restatement of Regatta’s financial statements for the three and nine months ended September 30, 2008 had no impact on cash balances as previously reported or on cash generated from operations.

The following sections of this Form 10-Q/A have been amended to reflect the restatement: Part I-Item 1-Financial Statements, Part I-Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I-Item 4T-Controls and Procedures and Part II, Item 1A-Risk Factors. In addition, currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive officer and principal financial officer of Regatta are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1, respectively. Aside from the foregoing items, no other items are amended or modified in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. Except to the extent required to reflect the effects of the restatement described above, and updates to the disclosure in Part II, Item 1A-Risk Factors relating to the Hawaiian Telcom Communications, Inc. bankruptcy case, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred after the date of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the Original Filing.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	September 30, 2008 (As Restated)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,087	$1,758
Accounts receivable, net	38,743	17,669
Due from affiliates	4,416	1,456
Deferred directory costs	60,390	25,703
Deferred income taxes	—	3,927
Prepaid expenses and other current assets	1,562	283

Total current assets	130,198	50,796
Property and equipment, net	15,968	11,076
Intangible assets, net	409,791	372,214
Goodwill	261,905	233,293
Tradename intangible asset	40,500	—
Deferred financing costs, net	17,291	7,660
Other assets	14	—

Total Assets	$875,667	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,350	$460
Line of credit	26,600	8,500
Publishing rights payable	1,635	621
Accounts payable and accrued liabilities	17,097	10,471
Current deferred income taxes	506	—
Unearned revenue	24,454	2,737
Accrued interest payable	7,870	2,237
Due to affiliates	3,408	—

Total current liabilities	84,920	25,026
Deferred income taxes	89,274	134,553
Long-term debt, net of current portion	509,777	276,040
Other long-term liabilities	9,189	1,878

Total liabilities	693,160	437,497
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	2
Additional paid-in capital	249,770	248,789
Accumulated deficit	(67,265)	(11,249)

Total stockholders’ equity	182,507	237,542

Total Liabilities and Stockholders’ Equity	$875,667	$675,039

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended September 30, 2008 (As Restated) (Successor)	Nine-Months Ended September 30, 2008 (As Restated) (Successor)	Three-Months Ended September 30, 2007 (Predecessor)	Nine-Months Ended September 30, 2007 (Predecessor)
Revenue (inclusive of approximately $50.1 million and $87.3 million in related party revenue for the three and nine months ended September 30, 2008, respectively)	$135,951	$290,319	$29,835	$98,807
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	32,505	101,968	6,769	22,978
Publishing rights (inclusive of approximately $33.8 million and $59.3 million in related party publishing rights for the three and nine months ended September 30, 2008, respectively)	73,263	131,694	3,218	13,080
Publishing rights paid to Windstream	—	—	11,321	35,180
General and administrative expense	31,529	65,926	7,324	21,414
Consulting fees - affiliate	2,720	7,273	—	—
Depreciation and amortization	15,793	36,378	408	1,216
Transactions costs	—	—	305	3,504

Total operating expenses	155,810	343,239	29,345	97,372

Operating income (loss)	(19,859)	(52,920)	490	1,435
Other (income) expenses:
Interest income	(62)	(167)	—	—
Interest expense	14,737	36,281	733	2,321
Other expense	124	202	—	7

Loss before income taxes	(34,658)	(89,236)	(243)	(893)
Income tax provision (benefit)	(12,840)	(33,220)	7	371

Net loss	$(21,818)	$(56,016)	$(250)	$(1,264)

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Nine-Months Ended September 30, 2008 (As Restated) (Successor)	Nine-Months Ended September 30, 2007 (Predecessor)
Operating Activities
Net loss	$(56,016)	$(1,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	113,003	1,216
Deferred income taxes	(40,838)	(1,782)
Change in uncertain tax positions	7,411	—
Share-based compensation	981	—
Amortization of deferred financing costs	2,761	—
Amortization of discount on subordinated notes	2,115	—
Provision for doubtful accounts	6,745	799
Other	98	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(10,104)	9,296
Due (to) from affiliates	448	—
Deferred directory costs	(26,131)	202
Prepaid expenses and other current assets	(1,292)	157
Publishing rights payable	1,014	556
Accounts payable, accrued liabilities and other	3,402	(48)
Accrued interest payable	5,633	—
Unearned revenue	18,364	—

Net cash provided by operating activities	27,594	9,132

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,970)	—
Acquisition of property and equipment	(2,515)	(101)

Net cash used in investing activities	(244,485)	(101)

Financing Activities
Transfers (to) from Windstream, net	—	(9,031)
Proceeds from revolving credit facility	33,600	—
Repayments on revolving credit facility	(15,500)	—
Proceeds from issuance of term loan	301,350	—
Repayments on term loan	(66,838)	—
Debt financing costs	(12,392)	—

Net cash provided by (used in) financing activities	240,220	(9,031)

Net increase in cash and cash equivalents	23,329	—
Cash and cash equivalents, beginning of period	1,758	1

Cash and cash equivalents, end of period	$25,087	$1

Supplemental schedule of investing activities:
Fair value of assets acquired	$247,788	$—
Cash paid for the Berry ILOB	241,883	—

Fair value of liabilities assumed	$5,905	$—

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Regatta and its subsidiaries (collectively, “we,” “us,” the “Company” or the “Successor Company”) is a leading publisher of print and Internet Yellow Pages (“IYP”) directories and the largest provider of outsourced directory, sales, marketing and related services in the United States. The Company has two principal operating subsidiaries: LIYP and The Berry Company. LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. The Berry Company, which acquired substantially all the assets of the Berry ILOB on April 23, 2008, provides an integrated array of outsourced directory sales, marketing, production and other services to third parties.

The Company is an indirect, wholly-owned subsidiary of LIMH, is managed as a single business unit and reports as one reportable segment. All operations occur in the United States. The Company was formerly known as Windstream Yellow Pages, Inc. (the “Predecessor Company”), which was a division of Windstream. On November 30, 2007, the Company was split-off from Windstream to certain funds and individuals affiliated with WCAS in the Split-Off.

The financial statements included herein represent the results of operations and cash flows of the Successor Company for the three and nine month periods ended September 30, 2008, as restated, and the Predecessor Company for the three and nine month periods ended September 30, 2007. The predecessor and successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Additionally, the successor period gives effect to the purchase price paid by WCAS for Windstream Yellow Pages, Inc. and The Berry Company’s acquisition of the Berry ILOB. The accounting policies followed by the Company in the preparation of its consolidated financial statements for the successor period are consistent with those of the predecessor period, as presented, other than the adoption of the deferral and amortization method of accounting for revenue and associated direct and incremental costs, as further described in these notes to the consolidated financial statements (see Note 2).

This amendment and restatement is required to adjust Regatta’s consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 because of certain accounting errors made in the application of purchase accounting adjustments related to the acquisitions of LIYP and the Berry ILOB (see Note 3). These errors related to:

(i)	A $12.8 million overstatement of Regatta’s revenue during the nine months ended September 30, 2008 due to the recognition of certain deferred revenue that was previously written off in the purchase accounting relating to the acquisition of the Berry ILOB.

(ii)	A $19.0 million overstatement of Regatta’s favorable sales contracts intangible asset cost basis, a corresponding $19.0 million understatement of goodwill, a related $14.7 million overstatement of accumulated amortization of the favorable sales contracts and a related $14.7 million overstatement of amortization expense recorded in cost of revenue. These errors were due to an overstatement of the expected margin on directories published prior to the date of acquisition of the Berry ILOB, resulting in part from error (i) above, which was used to establish the favorable sales contract intangible asset in purchase accounting relating to the acquisition of the Berry ILOB.

(iii)	A $2.1 million overstatement of cost of revenue due to an incorrect purchase accounting adjustment recorded in the three months ended September 30, 2008 related to certain deferred directory costs written off in purchase accounting for the Split-Off.

The errors were identified as a result of ongoing process improvements the Company implemented as part of its continuing business integration efforts related to the acquisitions of LIYP and the Berry ILOB.

The impact of these errors to the Company’s consolidated balance sheet, statements of operations and cash flows components is as follows (in thousands):

Consolidated Balance Sheet – At September 30, 2008:

	As Previously Reported	As Restated	Effect of Restatement
Assets
Current assets:
Cash and cash equivalents	$25,087	$25,087	$—
Accounts receivable, net	51,558	38,743	(12,815)
Deferred directory costs	58,272	60,390	2,118
Deferred income taxes	1,287	—	(1,287)
Total current assets	142,182	130,198	(11,984)
Intangible assets, net	414,181	409,791	(4,390)
Goodwill	242,841	261,905	19,064
Total assets	872,977	875,667	2,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,052	$17,097	$45
Current deferred income taxes	—	506	506
Total current liabilities	84,369	84,920	551
Deferred income taxes	94,931	89,274	(5,657)
Other long-term liabilities	3,813	9,189	5,376
Total liabilities	692,890	693,160	270
Accumulated deficit	(69,685)	(67,265)	2,420
Total stockholders’ equity	180,087	182,507	2,420
Total liabilities and stockholders’ equity	872,977	875,667	2,690

Consolidated Statement of Operations:

Nine Months Ended September 30, 2008	As Previously Reported	As Restated	Effect of Restatement
Revenue	$303,134	$290,319	$(12,815)
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	118,760	101,968	(16,792)
Total operating expenses	360,031	343,239	(16,792)
Operating loss	(56,897)	(52,920)	3,977
Loss before income taxes	(93,213)	(89,236)	3,977
Income tax provision	(34,777)	(33,220)	1,557
Net loss	(58,436)	(56,016)	2,420

Three Months Ended September 30, 2008	As Previously Reported	As Restated	Effect of Restatement
Revenue	$148,766	$135,951	$(12,815)
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	49,297	32,505	(16,792)
Total operating expenses	172,602	155,810	(16,792)
Operating loss	(23,836)	(19,859)	3,977
Loss before income taxes	(38,635)	(34,658)	3,977
Income tax provision	(14,397)	(12,840)	1,557
Net loss	(24,238)	(21,818)	2,420

Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2008:

	As Previously Reported	As Restated	Effect of Restatement
Operating Activities
Net loss	$(58,436)	$(56,016)	$2,420
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	127,677	113,003	(14,674)
Deferred income taxes	(36,974)	(40,838)	(3,864)
Change in uncertain tax positions	2,035	7,411	5,376
Changes in operating assets and liabilities:
Accounts receivable	(22,919)	(10,104)	12,815
Deferred directory costs	(24,013)	(26,131)	(2,118)
Accounts payable, accrued liabilities and other	3,357	3,402	45
Net cash provided by operating activities	27,594	27,594	—

Basis of Presentation and Consolidation

The consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and SEC rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Registration Statement on Form S-4 (Registration No. 333-152302) that was declared effective by the SEC on October 15, 2008.

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

Stock-Based Compensation

Certain Regatta employees participate in the 2008 Option Plan (the “Option Plan”) of LIMH, an affiliated company. Compensation expense is recorded in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The Company recognizes compensation expense using the graded vesting attribution method by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Berry ILOB acquisition at April 23, 2008 (in thousands):

Current assets	$38,879
Non-current assets	5,478
Intangible assets	135,355
Tradename intangible asset	40,500
Goodwill	27,576

Total assets acquired	247,788
Current liabilities	5,905

Total liabilities assumed	5,905

Net assets acquired	$241,883

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

In accordance with SFAS 141, the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $92.3 million and favorable sales contracts valued at $43.1 million. In accordance with SFAS 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset, as the Company has no plans to phase out The Berry Company name or branding, which has been in existence for over 90 years. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

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

LIYP will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream Service Area covered under the publishing agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of 50 years. As part of this agreement, Windstream agreed to forego future royalty payments from LIYP on advertising revenues generated from covered directories for the duration of the publishing agreement. During the three and nine months ended September 30, 2007 the Predecessor Company paid approximately $11.3 million and $35.2 million in publishing royalties to Windstream, respectively.

In accordance with SFAS 141, the purchase price for the Split-Off was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill. The Split-Off was a tax-free exchange and as such, goodwill was not deductible for income tax purposes. Pursuant to SFAS 141, the Company did not assume or record net deferred revenue of approximately $1.2 million associated with directories published prior to the closing of the Split-Off that was recorded on the Predecessor Company’s balance sheet as of November 30, 2007.

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

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$437,048	$147,853	$452,861
Operating loss	(16,460)	(15,178)	(49,262)
Net loss	(17,305)	(18,547)	(48,340)

4.	PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$1,187	$1,187
Buildings	4,801	4,749
Furniture, fixtures and equipment	3,934	717
Computer equipment and software	8,349	3,985
Other	741	499
Leasehold improvements	141	12
Construction in progress	4	125

	19,157	11,274
Less: Accumulated depreciation and amortization	3,189	198

Property and equipment, net	$15,968	$11,076

Depreciation and amortization expense was approximately $1.3 million and $3.0 million for the three and nine month periods ended September 30, 2008, respectively, and approximately $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of September 30, 2008, as restated, and December 31, 2007 consist of the following (in thousands):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Initial fair value	$278,079	$12,370	$49,862	$40,967	$381,278
Accumulated amortization	463	258	1,454	6,889	9,064

Intangible assets, net as of December 31, 2007	$277,616	$12,112	$48,408	$34,078	$372,214

Cost basis - September 30, 2008	$278,079	$12,370	$142,162	$84,022	$516,633
Accumulated amortization	4,635	2,577	28,339	71,291	106,842

Intangible assets, net as of September 30, 2008	$273,444	$9,793	$113,823	$12,731	$409,791

The Company recorded approximately $28.9 million and $97.8 million in amortization expense during the three and nine month periods ended September 30, 2008, as restated, respectively. Approximately $14.4 million and $64.4 million of amortization expense was recorded in cost of revenue related to the amortization of favorable sales contracts for the three and nine month periods ended September 30, 2008, as restated, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2008(1)	$23,725
2009	47,663
2010	31,747
2011	23,407
2012	15,319
2013	11,903
Thereafter	256,027

Total	$409,791

(1) Represents the period from October 1, 2008 to December 31, 2008.

In connection with the acquisition of the Berry ILOB, the Company identified a tradename intangible asset valued at $40.5 million, which is not subject to amortization (see Note 3).

In connection with the business combinations (see Note 3), the Company recorded approximately $261.9 million of goodwill, which is not subject to amortization for book purposes. A rollforward of the Company’s goodwill for the nine months ended September 30, 2008, as restated, is as follows (in thousands):

Goodwill as of December 31, 2007	$233,293
Acquisition of Berry ILOB	27,576
Other	1,036

Goodwill as of September 30, 2008	$261,905

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

The Notes are unsecured. The Notes are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business. Certain registration rights associated with the Notes required the Company to file an exchange offer registration statement with the SEC within 180 days after the issue date of the Notes. The registration statement was filed on July 11, 2008. In addition, the Company was required to use reasonable best efforts to have such registration statement declared effective within 270 days after the issue date of the Notes. The registration statement was declared effective on October 15, 2008. As a result of the delayed initial filing of the registration statement, the Company incurred approximately $45,000 in penalty interest. As a result of the delay in the registration statement being declared effective, the Company incurred additional penalty interest of approximately $75,000.

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

During the three months ended September 30, 2008, the Company completed the initial phase of an integration and synergy plan directly related to the acquisition of the Berry ILOB. The Company terminated an aggregate of 79 employees at The Berry Company and LIYP and consolidated a sales office facility in Birmingham, Alabama. As a result, the Company capitalized approximately $357,000 in the Berry ILOB purchase accounting for employee termination and facility exit costs, in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In addition, the Company expensed approximately $516,000 for LIYP employee termination and related costs in general and administration expense during the three months ended September 30, 2008, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All employee termination costs were paid as of September 30, 2008.

Subsequent to September 30, 2008, the Company announced a second phase of the synergy plan which will terminate an additional 90 employees of the Company, primarily at LIYP, and consolidate additional sales office facilities, including those located in Macedonia, Ohio and Lincoln, Nebraska. The Company owns the building and land in Macedonia and leases the office space in Lincoln. In accordance with the Lincoln property lease agreement, the Company notified the Lincoln property lessor of its plan to vacate the property at the end of 2008 and will not incur any penalties or incremental costs associated with vacating the property prior to the expiration of the lease on December 31, 2008. The Company estimates severance and related costs related to the second phase of the synergy plan to approximate $1.9 million; substantively all such costs are expected to be paid by January 1, 2009.

9.	RELATED PARTY TRANSACTIONS

Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned subsidiary of LIMH and an affiliate of the Company, provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to Regatta under a consulting services agreement with Welsh, Carson, Anderson & Stowe IX, L.P. that was previously assigned to Regatta. The Company incurred $2.7 million and $7.3 million in such consulting fees during the three and nine month periods ended September 30, 2008, respectively. The Company expects that such consulting fees will approximate $10.0 million per annum.

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

On January 1, 2007, the Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). There was no impact to retained earnings as a result of adopting FIN 48. At the adoption date, and as of November 30, 2007, the Predecessor Company had immaterial gross unrecognized tax benefits attributable to the recognition of revenue for tax purposes. As of September 30, 2008, as restated, the Company has recorded $27.3 million for unrecognized tax benefits related to temporary items attributable to the recognition of revenue for tax purposes.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$5,231
Gross additions based on tax positions related to the current period	22,044

Balance at September 30, 2008	$27,275

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

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to a tax sharing agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2008, as restated, the Company’s accrued interest expense and penalties related to unrecognized tax benefits was approximately $275,000; at December 31, 2007 accrued interest expense and penalties related to unrecognized tax benefits was immaterial.

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

The following information sets forth the Company’s consolidating balance sheets as of September 30, 2008, as restated, and December 31, 2007, consolidating statements of operations for the three and nine months ended September 30, 2008, as restated, and 2007 and consolidating statements of cash flows for the nine months ended September 30, 2008, as restated, and 2007. The Company formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. LIYP and The Berry Company have guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

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

The Company’s restated consolidating balance sheet as of September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$7,333	$17,754	$—	$25,087
Accounts receivable, net	—	16,839	21,904	—	38,743
Due from affiliates	—	—	4,416	—	4,416
Intercompany receivable	—	11,446	196	(11,642)	—
Deferred directory costs	—	22,988	37,402	—	60,390
Deferred income taxes	99	—	1,123	(1,222)	—
Prepaid expenses and other current assets	88	356	1,234	(116)	1,562

Total current assets	187	58,962	84,029	(12,980)	130,198
Property and equipment, net	—	10,698	5,270	—	15,968
Equity investments	713,281	—	—	(713,281)	—
Intangible assets, net	—	319,496	90,295	—	409,791
Deferred income taxes	13,714	—	12,114	(25,828)	—
Goodwill	—	234,329	27,576	—	261,905
Tradename intangible asset	—	—	40,500	—	40,500
Deferred financing costs, net	17,291	17,291	17,291	(34,582)	17,291
Other assets	—	—	14	—	14

Total Assets	$744,473	$640,776	$277,089	$(786,671)	$875,667

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	3,350	3,350	3,350	$(6,700)	$3,350
Line of credit	26,600	26,600	26,600	(53,200)	26,600
Publishing rights payable	—	1,635	—	—	1,635
Accounts payable and accrued liabilities	597	4,431	12,069	—	17,097
Current deferred income taxes	—	1,728	—	(1,222)	506
Unearned revenue	—	6,414	18,040	—	24,454
Accrued interest payable	7,870	7,870	7,870	(15,740)	7,870
Due to affiliates	2,130	1,278	—	—	3,408
Intercompany payable	11,642	—	—	(11,642)	—

Total current liabilities	52,189	53,306	67,929	(88,504)	84,920
Deferred income taxes, net	—	115,102	—	(25,828)	89,274
Long-term debt, net of current portion	509,777	509,777	509,777	(1,019,554)	509,777
Other liabilities	—	6,099	3,090	—	9,189

Total liabilities	561,966	684,284	580,796	(1,133,886)	693,160
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,770	20,601	(262,036)	241,435	249,770
Accumulated deficit	(67,265)	(64,109)	(41,671)	105,780	(67,265)

Total stockholders’ equity	182,507	(43,508)	(303,707)	347,215	182,507

Total Liabilities and Stockholders’ Equity	$744,473	$640,776	$277,089	$(786,671)	$875,667

The Company’s consolidating balance sheet as of December 31, 2007 is as follows (in thousands):

	Regatta	LIYP	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,758	$—	$1,758
Accounts receivable, net	—	17,669	—	17,669
Due from affiliates	733	723	—	1,456
Intercompany receivable	13,871	—	(13,871)	—
Deferred directory costs	—	25,703	—	25,703
Deferred income taxes	—	3,927	—	3,927
Prepaid expenses and other current assets	92	283	(92)	283

Total current assets	14,696	50,063	(13,963)	50,796
Property and equipment, net	—	11,076	—	11,076
Equity investments	503,112	—	(503,112)	—
Goodwill	—	233,293	—	233,293
Intangible assets, net	—	372,214	—	372,214
Deferred financing costs, net	7,660	7,660	(7,660)	7,660

Total Assets	$525,468	$674,306	$(524,735)	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	460	$460	$(460)	$460
Line of credit	8,500	8,500	(8,500)	8,500
Publishing rights payable	—	621	—	621
Accounts payable and accrued liabilities	689	10,471	(689)	10,471
Unearned revenue	—	2,737	—	2,737
Accrued interest payable	2,237	2,237	(2,237)	2,237
Intercompany payable	—	13,871	(13,871)	—

Total current liabilities	11,886	38,897	(25,757)	25,026
Deferred income taxes, net	—	134,553	—	134,553
Long-term debt, net of current portion	276,040	276,040	(276,040)	276,040
Other liabilities	—	1,878	—	1,878

Total liabilities	287,926	451,368	(301,797)	437,497
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	—	—	2
Additional paid-in capital	248,789	234,187	(234,187)	248,789
Accumulated deficit	(11,249)	(11,249)	11,249	(11,249)

Total stockholders’ equity	237,542	222,938	(222,938)	237,542

Total Liabilities and Stockholders’ Equity	$525,468	$674,306	$(524,735)	$675,039

The Company’s restated consolidating statement of operations for the three months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$34,003	$104,186	$(2,238)	$135,951
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	17,092	15,413	—	32,505
Publishing rights	—	4,813	70,688	(2,238)	73,263
General and administrative expense	620	7,954	22,955	—	31,529
Consulting fees - affiliate	—	1,999	721	—	2,720
Depreciation and amortization	—	7,092	8,701	—	15,793

Total operating expenses	620	38,950	118,478	(2,238)	155,810

Operating loss	(620)	(4,947)	(14,292)	—	(19,859)
Other (income) expenses:
Interest income	—	(28)	(34)	—	(62)
Interest expense	14,737	14,737	14,737	(29,474)	14,737
Other (income) expense	25	67	82	(50)	124

Loss before income taxes	(15,382)	(19,723)	(29,077)	29,524	(34,658)
Income tax benefit	(5,714)	(1,661)	(5,465)	—	(12,840)

Net loss before equity in losses of consolidated subsidiaries	(9,668)	(18,062)	(23,612)	29,524	(21,818)
Equity in losses of consolidated subsidiaries	(12,150)	—	—	12,150	—

Net loss	$(21,818)	$(18,062)	$(23,612)	$41,674	$(21,818)

The Company’s restated consolidating statement of operations for the nine months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$99,220	$195,227	$(4,128)	$290,319
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	62,446	39,522	—	101,968
Publishing rights	—	8,830	126,992	(4,128)	131,694
General and administrative expense	851	26,630	38,445	—	65,926
Consulting fees - affiliate	—	6,004	1,269	—	7,273
Depreciation and amortization	—	21,167	15,211	—	36,378

Total operating expenses	851	125,077	221,439	(4,128)	343,239

Operating loss	(851)	(25,857)	(26,212)	—	(52,920)
Other (income) expenses:
Interest income	—	(86)	(81)	—	(167)
Interest expense	36,280	36,281	25,507	(61,787)	36,281
Other (income) expense	56	145	103	(102)	202

Loss before income taxes	(37,187)	(62,197)	(51,741)	61,889	(89,236)
Income tax benefit	(13,813)	(9,337)	(10,070)	—	(33,220)

Net loss before equity in losses of consolidated subsidiaries	(23,374)	(52,860)	(41,671)	61,889	(56,016)
Equity in losses of consolidated subsidiaries	(32,642)	—	—	32,642	—

Net loss	$(56,016)	$(52,860)	$(41,671)	$94,531	$(56,016)

The Predecessor Company’s consolidating statement of operations for the three months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Revenue	$—	$29,835	$—	$29,835
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	6,769	—	6,769
Publishing rights	—	14,539	—	14,539
General and administrative expense	—	7,324	—	7,324
Depreciation and amortization	—	408	—	408
Transaction costs	—	305	—	305

Total operating expenses	—	29,345	—	29,345

Operating income	—	490	—	490
Other (income) expenses:
Interest expense	—	733	—	733

Loss before income taxes	—	(243)	—	(243)
Income tax provision	—	7	—	7

Net loss	$—	$(250)	$—	$(250)

The Predecessor Company’s consolidating statement of operations for the nine months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Revenue	$—	$98,807	$—	$98,807
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,978	—	22,978
Publishing rights	—	48,260	—	48,260
General and administrative expense	—	21,414	—	21,414
Depreciation and amortization	—	1,216	—	1,216
Transaction costs	—	3,504	—	3,504

Total operating expenses	—	97,372	—	97,372

Operating income	—	1,435	—	1,435
Other (income) expenses:
Interest expense	—	2,321	—	2,321
Other expense	—	7	—	7

Loss before income taxes	—	(893)	—	(893)
Income tax provision	—	371	—	371

Net loss	$—	$(1,264)	$—	$(1,264)

The Company’s restated consolidating statement of cash flows for the nine months ended September 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Operating Activities
Net loss	$(56,016)	$(52,860)	$(41,671)	$94,531	$(56,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	32,642	—	—	(32,642)	—
Depreciation and amortization expense	—	64,468	48,535	—	113,003
Deferred income taxes	(13,813)	(13,788)	(13,237)	—	(40,838)
Change in uncertain tax positions	—	4,321	3,090	—	7,411
Share-based compensation	—	204	777	—	981
Amortization of deferred financing costs	2,761	2,769	2,094	(4,863)	2,761
Amortization of discount on term loan	2,115	2,115	1,894	(4,009)	2,115
Provision for doubtful accounts	—	3,008	3,737	—	6,745
Non-cash interest expense	—	31,452	21,565	(53,017)	—
Other	—	98	—	—	98
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	—	(2,556)	(7,548)	—	(10,104)
Due from affiliates	2,863	2,001	(4,416)	—	448
Deferred directory costs	—	(7,073)	(19,058)	—	(26,131)
Prepaid expenses and other current assets	(87)	(15)	(1,190)	—	(1,292)
Publishing rights payable	—	1,014	—	—	1,014
Accounts payable and accrued liabilities	597	(6,711)	9,516	—	3,402
Accrued interest	5,633	—	—	—	5,633
Unearned revenue	—	3,677	14,687	—	18,364

Net cash provided by (used in) operating activities	(23,305)	32,124	18,775	—	27,594

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,883)	(87)	—	—	(241,970)
Intercompany	24,968	(24,772)	(196)	—	—
Acquisition of property and equipment	—	(1,690)	(825)	—	(2,515)

Net cash used in investing activities	(216,915)	(26,549)	(1,021)	—	(244,485)

Financing Activities
Proceeds on revolving credit facility	33,600	—	—	—	33,600
Repayments on revolving credit facility	(15,500)	—	—	—	(15,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301,350
Repayments on term loan	(66,838)	—	—	—	(66,838)
Debt financing costs	(12,392)	—	—	—	(12,392)

Net cash provided by financing activities	240,220	—	—	—	240,220

Net increase in cash and cash equivalents	—	5,575	17,754	—	23,329
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$7,333	$17,754	$—	$25,087

The Predecessor Company’s consolidating statement of cash flows for the nine months ended September 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities
Net loss	$—	$(1,264)	$—	$(1,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	—	1,216	—	1,216
Deferred income taxes	—	(1,782)	—	(1,782)
Provision for doubtful accounts	—	799	—	799
Changes in operating assets and liabilities:
Accounts receivable	—	9,296	—	9,296
Deferred directory costs	—	202	—	202
Prepaid expenses and other current assets	—	157	—	157
Publishing rights payable	—	556	—	556
Accounts payable, accrued liabilities and other	—	(48)	—	(48)

Net cash provided by operating activities	—	9,132	—	9,132

Investing Activities
Acquisition of property and equipment	—	(101)	—	(101)

Net cash used in investing activities	—	(101)	—	(101)

Financing Activities
Transfers to Windstream, net	—	(9,031)	—	(9,031)

Net cash used in financing activities	—	(9,031)	—	(9,031)

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	1	—	1

Cash and cash equivalents, end of period	$—	$1	$—	$1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Development

On November 14, 2008, The Berry Company and Frontier Directory Services Company, LCC and certain of its affiliates, or Frontier, entered into a new master publishing agreement. Pursuant to the master publishing agreement: (i) the prior print and internet publishing agreements between The Berry Company and Frontier were terminated; (ii) Frontier granted The Berry Company the right to solicit advertising for, and to produce, publish, print, distribute and market, Frontier-branded print and Internet-based directories in Frontier’s local telephone service areas; and (iii) Frontier engaged The Berry Company to provide certain IYP and other services. The master publishing agreement will remain in effect until December 31, 2010, and will thereafter automatically be extended until December 31, 2011 unless either party provides the other party with written notice, on or before July 1, 2010, of its decision not to so extend the term of the master publishing agreement.

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

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the three and nine months ended September 30, 2007, print revenue comprised approximately 86.9% and 86.0% of our revenue, respectively. During the three and nine months ended September 30, 2008, print revenue comprised approximately 89.4% and 89.1% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our revenue, with approximately 88.1% and 87.8% of print revenue in the three and nine months ended September 30, 2007, respectively, attributable to local advertisers and approximately 11.9% and 12.2%, respectively, attributable to national advertisers. During the three and nine months ended September 30, 2008, approximately 92.3% and 94.6%, respectively, of print revenue was attributable to local advertisers, and approximately 7.7% and 5.4%, respectively, of print revenue was attributable to national advertisers.

We also generate revenue from our IYP business. Revenue from WindstreamYellowPages.com, LIYP’s IYP directory, was less than 1.0% of our revenue during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, our IYP revenue comprised approximately 6.4% and 5.5%, respectively, of our revenue.

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

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force, local marketing and promotional expenses, and sales training and customer care costs and (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, distribution, systems, customer services and billing. Cost of revenue excludes depreciation and amortization expense prior to the Split-Off. Effective after the Split-Off, cost of sales includes certain amortization associated with favorable sales contracts acquired in the Split-Off and Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Prior to the Split-Off, costs directly attributable to producing print directories (for example, paper, printing and distribution) were expensed at the time the relevant directory was distributed, except for a pro rata portion of both revenues and related expenses that were deferred to provide for any contractual secondary deliveries. Subsequent to the Split-Off, we defer and recognize such direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three and nine months ended September 30, 2007, cost of revenue represented 23.1% and 23.6%, respectively, of all operating expenses and 22.7% and 23.3% , respectively, of directory revenue. In the three and nine months ended September 30, 2008, cost of revenue represented 20.9% and 29.7%, respectively, of all operating expenses and 23.9% and 35.1%, respectively, of revenue, due primarily to amortization of favorable sales contract intangible assets.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their directories. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for the LECs. In the three and nine months ended September 30, 2007, publishing rights represented 11.0% and 13.4%, respectively, of all operating expenses and 10.8% and 13.2%, respectively, of revenue. In the three and nine months ended September 30, 2008, publishing rights represented 47.0% and 38.4%, respectively, of all operating expenses and 53.9% and 45.4%, respectively, of revenue.

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

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. In the three and nine months ended September 30, 2007, general and administrative expense represented 25.0% and 22.0% of all operating expenses and 24.5% and 21.7% of revenue, respectively. In the three and nine months ended September 30, 2008, general and administrative expense represented 20.2% and 19.2% of all operating expenses and 23.2% and 22.7% of revenue, respectively. Prior to the Split-Off, our general and administrative expense included the shared costs of other services, including real estate, information technology, legal, finance and human resources, all of which were shared among Windstream’s affiliates. However, since the consummation of the Split-Off and as a result of the termination of the services provided under our transition services agreement with Windstream, we now incur and bear these costs directly or indirectly through our consulting arrangement with LIMI.

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

Results of Operations (The following discussion reflects the restatement of the Company’s consolidated financial statements described elsewhere in this Form 10-Q/A.)

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

	Three months ended September 30, 2007 (Predecessor)	Three months ended September 30, 2008 (As Restated) (Successor)	Change	%
Revenue	$29,835	$135,951	$106,116	355.7%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	6,769	32,505	25,736	380.2%
Publishing rights	3,218	73,263	70,045	2,176.7%
Publishing rights paid to Windstream	11,321	—	(11,321)	(100.0)%
General and administrative expense	7,324	31,529	24,205	330.5%
Consulting fees-affiliate	—	2,720	2,720	—
Depreciation and amortization	408	15,793	15,385	3,770.8%
Transaction costs	305	—	(305)	(100.0)%

Total operating expenses	29,345	155,810	126,465	431.0%

Operating income (loss)	490	(19,859)	(20,349)	(4,152.9)%
Interest expense, net	733	14,675	13,942	1,902.0%
Other expense	—	124	124	—

Loss before income taxes	(243)	(34,658)	(34,415)	(14,162.6)%
Income tax provision (benefit)	7	(12,840)	(12,847)	(183,528.6)%

Net loss	(250)	(21,818)	(21,568)	(8,627.2)%

Revenue

Revenue of $136.0 million in the three months ended September 30, 2008 increased $106.1 million, or 355.7%, compared to $29.8 million in the same period of 2007. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB, which comprised $104.2 million of revenue in 2008 and was not included in the financial results in 2007, and by material differences between the periods as a result of the change in accounting method for revenue recognition. Under the delivery method utilized for the predecessor period, directory publications were seasonal, representing approximately 19% of revenue for directories published during the year. Conversely, under the deferral and amortization method utilized for the successor period, revenue is recognized ratably over the life of the directory. Purchase accounting resulted in a reduction to revenue for the three months ended September 30, 2008 of approximately $15.1 million related to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. During the three months ended September 30, 2008, we printed one more directory compared to the same period in 2007 due to new contracts with LEC customers.

Cost of Revenue

Cost of revenue in the three months ended September 30, 2008 increased $25.7 million, or 380.2%, over the same period in 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008, which resulted in cost of revenues for the period of $15.4 million, which includes amortization of favorable sales contracts of $9.0 million and certain other amortization of directories in-process margin established in purchase accounting of $1.8 million. In addition, the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in an increase of $5.5 million and certain other amortization of directories in-process margin established in purchase accounting resulted in an increase of $2.0 million in total cost of revenue for the period. The remaining difference is due to the impact of the change in accounting policy from delivery method to deferral and amortization.

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

Consulting Fees – Affiliate

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

Income Taxes

Income tax benefit of $12.8 million and expense of $7,000 in the three months ended September 30, 2008 and 2007, respectively, are consistent with our loss before income taxes, net of certain non-deductible transaction costs related to the Split-Off.

Net Loss

Net loss of $21.8 million in the three months ended September 30, 2008 increased $21.6 million compared to net loss of $0.3 million in the same period in 2007. The increase was primarily due to the after-tax effects of the items described above.

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

	Nine months ended September 30, 2007 (Predecessor)	Nine months ended September 30, 2008 (As Restated) (Successor)	Change	%
Revenue	$98,807	$290,319	$191,512	193.8%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	22,978	101,968	78,990	343.8%
Publishing rights	13,080	131,694	118,614	906.8%
Publishing rights paid to Windstream	35,180	—	(35,180)	(100.0)%
General and administrative expense	21,414	65,926	44,512	207.9%
Consulting fees-affiliate	—	7,273	7,273	—
Depreciation and amortization	1,216	36,378	35,162	2,891.6%
Transaction costs	3,504	—	(3,504)	(100.0)%

Total operating expenses	97,372	343,239	245,867	252.5%

Operating income (loss)	1,435	(52,920)	(54,355)	(3,787.8)%
Interest expense, net	2,321	36,114	33,793	1,456.0%
Other expense	7	202	195	2,785.7%

Loss before income taxes	(893)	(89,236)	(88,343)	(9,892.8)%
Income tax provision (benefit)	371	(33,220)	(33,591)	(9,054.2)%

Net loss	(1,264)	(56,016)	(54,752)	(4,331.6)%

Revenue

Revenue of $290.3 million in the nine months ended September 30, 2008 increased $191.5 million, or 193.8%, compared to $98.8 million in the same period of 2007. The increase in revenue was attributable to the acquisition of the Berry ILOB, which comprised $195.2 million of revenue the first nine months of 2008 and was not included in the financial results in 2007, and was partially offset by material differences between the periods as a result of the change in accounting method for revenue recognition. Under the delivery method utilized for the corresponding predecessor period, directory publications were seasonal, representing approximately 66.5% of revenue for directories published during the year. Conversely, under the deferral and amortization method utilized for the successor period, revenue is recognized ratably over the life of the directory. Purchase accounting resulted in a reduction to revenue for the nine months ended September 30, 2008 of approximately $20.9 million related to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. During the nine months ended September 30, 2008, we printed four more directories compared to the same period in 2007 due to new contracts with LEC customers.

Cost of Revenue

Cost of revenue in the nine months ended September 30, 2008 increased $79.0 million, or 343.8%, over the same period in 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008, which resulted in cost of revenues for the period of $39.5 million, which includes amortization of favorable sales contracts of $30.9 million and certain other amortization of directories in-process margin established in purchase accounting of $2.4 million. In addition, the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in a change of $33.5 million and certain other amortization of directories in-process margin established in purchase accounting resulted in a change of $9.8 million in total cost of revenue for the period. The remaining difference is due to the impact of the change in accounting policy from delivery method to deferral and amortization.

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

Consulting Fees – Affiliate

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

Income Taxes

Income tax benefit of $33.2 million and expense of $0.4 million for the nine months ended September 30, 2008 and 2007, respectively, are consistent with our loss before income taxes, net of certain non-deductible transaction costs related to the Split-Off.

Net Loss

Net loss of $56.0 million in the nine months ended September 30, 2008 increased $54.8 million compared to net loss of $1.3 million in the same period in 2007. The increase was primarily due to the after-tax effects of the items described above.

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

Not included in these contractual cash obligations are $27.3 million of unrecognized tax benefits for which we are unable to make estimates for timing of the related cash payments.

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

Evaluation of Disclosure Controls and Procedures

As described in the Original Filing, based on their evaluation, as of the end of the period covered by the Original Filing, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the principal executive officer and principal financial officer of the Company each concluded that such disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported appropriately and within the time periods specified in the SEC’s rules and forms.

Subsequent to the Original Filing, as further discussed in the Explanatory Note to this Form 10-Q/A and Note 1 to the Company’s consolidated financial statements, the Company identified certain accounting errors in its application of purchase accounting adjustments related to the acquisitions of LIYP and the Berry ILOB. These errors were identified as a result of ongoing process improvements which the Company is implementing in its internal controls over financial reporting as part of the Company’s continuing efforts to integrate the Berry ILOB and LIYP. Upon discovery of these errors and upon evaluation of the control deficiencies resulting in the errors, the principal executive officer and principal financial officer of the Company re-evaluated disclosure controls and procedures and concluded that they were not effective as of September 30, 2008.

The Company is currently working to enhance the effectiveness of its disclosure controls and procedures as part of the Company’s continuing efforts to integrate the Berry ILOB and LIYP. The Company expects that these enhancements, which are primarily related to monitoring and detective controls, will improve the effectiveness of its disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of the end of the period covered by the Original Filing. LIMH hired a new assistant controller during the fourth quarter of 2008 and has engaged a third party to help develop more effective account reconciliation processes and monitoring controls. These additional resources will devote a portion of their efforts on behalf of LIMH to improving the effectiveness of the Company’s disclosure controls and procedures. These improvements are designed to reduce, although they may not eliminate, the risk of a material misstatement to a reasonable level.

Inherent Limitations

Disclosure controls and procedures involve processes that entail human diligence and compliance and are subject to lapses in judgment and breakdowns resulting from human failures. As a result, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the financial statement errors relating to purchase accounting adjustments noted above, the Company has initiated changes to its account reconciliation processes and monitoring controls, primarily relating to additional layers of review on key accounts and financial risk areas.

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

The HT Debtors’ bankruptcy cases could result in the loss by HYP Media of its rights under its publishing or other agreements with HT, which could lead to a decrease or cessation of payments to The Berry Company under its directory services agreement with HYP Media. In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due HYP Media in December, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT has informed HYP Media that, starting with the payments due in January 2009, it will resume making payments to HYP Media under the billing and collection services agreement. HT has made the first of such payments. However, HT may stop making such payments at any time. In addition, HT’s secured creditors may effectively preclude HT from making these payments by controlling HT’s budget and expenditures. The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

Regatta’s management has concluded that, as of September 30, 2008, its disclosure controls and procedures were not effective, and as a result Regatta is required to restate its financial results for the three and nine-month periods ended September 30, 2008. Because of the potential for additional deficiencies to be identified, additional restatements could occur.

        In connection with the restatement and management’s reassessment of our disclosure controls and procedures pursuant to Item 308T of Regulation S-K, management has concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were not effective. Please refer to Item 4T of this Form 10-Q/A for further discussion of the ineffectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The errors giving rise to this restatement were identified as a result of ongoing process improvements the Company is implementing in its internal controls over financial reporting as part of the Company’s continuing efforts to integrate the Berry ILOB and LIYP. While the Company has made efforts to remediate these deficiencies, including as part of the Company’s preparation for compliance with the provisions of Section 404 of the Sarbanes Oxley Act by December 31, 2009, additional deficiencies and internal control weaknesses that have not yet been identified could have a material adverse effect on the Company’s results of operations and financial condition, as well as impair its ability to meet quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. This could in turn adversely affect the trading price of Regatta’s 11.00% Series B Subordinated Notes due 2017, result in material misstatements in the Company’s consolidated financial statements and require further restatements of the Company’s consolidated financial statements. Therefore, even if the Company is successful in strengthening its disclosure controls and procedures and internal controls over financial reporting, such controls and procedures may not be adequate to prevent or identify existing or future internal control weaknesses or ineffective disclosure controls and procedures. Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their known inherent limitations (such limitations are further discussed in Item 4T of this Form 10-Q/A). Because of such inherent limitations, there is a risk that material misstatements in the Company’s results of operations and financial condition may not be prevented or detected on a timely basis by the Company’s disclosure controls and procedures and the Company’s internal controls over financial reporting.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: January 15, 2009	By:	/s/ Douglas A. Myers
Name: Douglas A. Myers
Title: President (Principal Executive Officer)

Date: January 15, 2009	By:	/s/ James Stirbis
Name: James Stirbis
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002