Form 10-K
period 2008-12-31
Local Insight Regatta Holdings, Inc.
filed 2009-03-31
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer            ☐  Accelerated filer            ☒  Non-accelerated filer            ☐   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The registrant is a wholly owned indirect subsidiary of Local Insight Media Holdings, Inc. As of June 30, 2008, no shares of the registrant’s voting or non-voting common equity were held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at March 31, 2009
Common Stock, par value $0.01 per share	195,744.22

PART I

Certain Definitions

As used in this annual report, the following terms have the following respective meanings, unless the context requires otherwise:

•

“Berry ILOB” refers to the Independent Line of Business division of L.M. Berry, substantially all the assets and certain liabilities of which were acquired by The Berry Company from L.M. Berry on April 23, 2008.

•	“LEC” or “LECs” refers to a local exchange carrier or local exchange carriers.

•	“LILM” refers to Local Insight Listing Management, a wholly owned subsidiary of LIYP.

•	“LIMH” refers to Local Insight Media Holdings, L.P., which owns of record 30.7% of Local Insight Media Holdings.

•	“LIMI” refers to Local Insight Media, Inc., an affiliate of Regatta Holdings and a wholly-owned, indirect subsidiary of Local Insight Media Holdings.

•	“LIYP” refers to Local Insight Yellow Pages, Inc., a wholly owned subsidiary of Regatta Holdings.

•	“L.M. Berry” refers to L.M. Berry and Company, a subsidiary of AT&T Inc.

•	“Local Insight Media” refers to Local Insight Media, L.P., an affiliate of ours and the successor to Local Insight Media, LLC.

•	“Local Insight Media Holdings” refers to Local Insight Media Holdings, Inc., which is the indirect parent of Regatta Holdings and Local Insight Media.

•	“our company,” “we,” “our” or “us” refers collectively to Regatta Holdings and its consolidated subsidiaries and their predecessors.

•	“Regatta Holdings” refers to Local Insight Regatta Holdings, Inc.

•	“The Berry Company” refers to The Berry Company LLC, a wholly-owned subsidiary of Regatta Holdings.

•

“Valor Directories” refers to the directories published by Valor Communications Group Inc. prior to its merger with Alltel Corporation’s wireline telecommunications business in the transaction that formed Windstream.

•	“WCAS” refers to Welsh, Carson, Anderson & Stowe.

•	“Welsh Holdings Group” refers collectively to the Welsh Regatta Group and the Welsh LIM Group.

•	“Welsh LIM Group” refers to certain funds affiliated with WCAS which prior to June 20, 2008 indirectly owned approximately 70.5% of Local Insight Media.

•	“Welsh Regatta Group” refers to certain funds and individuals affiliated with WCAS which prior to June 20, 2008 indirectly owned 100% of Regatta Holdings.

•	“Windstream” refers to Windstream Corporation.

•	“Windstream Service Areas” refers to Windstream’s local wireline markets as they existed on December 12, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this annual report in Item 1 — “Business,” Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this annual report in Item 1 — “Business,” Item 1A — “Risk Factors,” and Item 7 —”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	declines in our revenue;

•	the loss of any of our key LEC customer agreements;

•	our inability to enforce or fully realize our rights under our LEC customer agreements, including by reason of the bankruptcy of any of the parties to those agreements or certain third parties;

•	a declining usage of print Yellow Pages directories or a decrease in the number of businesses that advertise with us;

•	the effects of the economic recession and of war, terrorism or catastrophic events;

•	increased competition from incumbent and independent Yellow Pages directory publishers, Internet-based local search companies and search engines as well as other types of media;

•	rapid technological developments and changing preferences in the Yellow Pages publishing and advertising industries;

•	the effect of competition in local telephone service on the incumbent LECs’ current leading positions in the markets we serve;

•	our inability to enforce the full scope of our rights under non-competition agreements with third parties, including Windstream;

•	disruptions to our operations caused by our conversion to a new process management and production platform and integrating our information technology systems and processes;

•	our dependence on and ability to maintain satisfactory relationships with third party service providers;

•	the effect of extending credit to small and medium-sized businesses;

•

a decline in the performance of third party certified marketing representatives, which coordinate sales of advertising to national accounts or a decision by these representatives to reduce or end their business with us;

•	the loss or impairment of our intellectual property rights;

•

the effects of “opt-out” and “opt-in” legislative initiatives, as well as other changes in, or our failure to comply with, government regulations, including franchising laws, accounting standards, zoning laws, environmental laws and taxation requirements;

•	future changes in directory publishing obligations, and additional regulation regarding use of the Internet, data, and data security;

•	the possibility that material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting;

•	our lack of effective disclosure controls and procedures as of December 31, 2008;

•	the loss of key personnel or turnover among our sales representatives;

•	the impact of union organizing activity;

•	fluctuations in the price or availability of paper;

•	national or local economic or business conditions that affect advertising expenditures by businesses and individuals or consumer trends in the usage of our products;

•	risks related to our substantial indebtedness and the Regatta exchange notes;

•	risks related to the substantial indebtedness of our affiliates;

•	continued or increased disruption in the credit and equity markets; and

•	other risks and uncertainties, including those listed in Item 1A — “Risk Factors.”

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this annual report are made only as of the date hereof. We do not undertake and specifically disclaim any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, unless otherwise required by law.

Market, Industry and Other Data

In this annual report, we rely on and refer to information and statistics regarding the directory publishing industry as well as the general advertising industry and, unless otherwise specified, our market position is based on our revenue rank among public and private directory companies based on public filings with the U.S. Securities and Exchange Commission, or SEC, industry presentations and industry research reports. Where possible, we obtained this information and these statistics from third-party sources, such as independent industry publications, government publications or reports by market research firms, including company research, trade interviews and public filings with the SEC. Additionally, we have supplemented third-party information where necessary with management estimates based on our review of internal surveys, information from our customers and vendors, trade and business organizations and other contacts in markets in which we operate, and our management’s knowledge and experience. However, these estimates are subject to change and are uncertain due to limits on the availability and reliability of primary sources of information and the voluntary nature of the data gathering process. As a result, you should be aware that industry data included in this annual report, and estimates and beliefs based on that data, may not be reliable. We make no representation as to the accuracy or completeness of such information.

Numerical figures included in this annual report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Explanatory Note Relating to The Berry Company

In this annual report, we refer to information and statistical data regarding The Berry’s Company’s performance during the year ended December 31, 2008, including the number of print directories published by The Berry Company in 2008, the circulation of these directories and the number of LEC customers served by The Berry Company in 2008. All of these references include the applicable information for: (i) the Berry ILOB for the period commencing January 1, 2008 and ending April 23, 2008 (the date The Berry Company acquired the Berry ILOB) and (ii) The Berry Company for the period commencing April 23, 2008 and ending December 31, 2008.

ITEM 1	BUSINESS

Our Company

We are a leading Yellow Pages and online local search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. During the year ended December 31, 2008, we published 885 print directories in 42 states and distributed approximately 24.3 million copies of those directories to virtually all businesses and residences in the geographic areas we serve.

We offer a complete array of services relating to print directories, including local and national sales, marketing, advertising design and production, quality review and printing and distribution. We also offer a full range of digital local search products and services, including publication and sale of advertisements in Internet Yellow Pages, or IYP, directories; website production and maintenance; the delivery of local advertisements through major search engines, such as GoogleTM, MSN® and Yahoo! ®; and distribution of Internet-based advertising content to third party IYP and search networks, including YellowPages.comTM.

Small and medium-sized enterprises, or SMEs, constitute a substantial majority of our more than 300,000 customer advertising accounts. We employ a local sales force that utilizes a consultative sales approach and focuses on collaborating with the customer to develop an advertising plan using our products and services. We believe our sales force is a key competitive advantage, making us a “trusted advisor” for our customers, facilitating our efforts to develop and maintain long-term relationships with advertisers and contributing to our ability to achieve high customer and revenue renewal rates. We believe our local sales force’s ability to develop a customized mix of advertising products based on the advertiser’s unique needs and characteristics positions us to capture a significant share of advertiser spending on print and digital local search products.

We operate as a single business segment through two operating subsidiaries: LIYP and The Berry Company. LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue, operating in rural and certain suburban markets in 35 states located primarily in the eastern, mid-western and southern United States. LIYP is the exclusive official publisher of Windstream-branded print and Internet directories in the Windstream Services Areas. During 2008, LIYP also published print directories on behalf of 76 other LECs. During the year ended December 31, 2008, LIYP published, directly or under contract, 400 print directories, of which 215 directories were published for Windstream and 185 directories were published on behalf of other LECs. During 2008, LIYP distributed approximately 6.1 million copies of directories for Windstream and approximately 2.0 million copies of directories for other LECs. LIYP offers IYP services through the WindstreamYellowPages.com website, which provides users with online access to their local directories and offers advertisers the opportunity to extend the reach of their print advertisements.

The Berry Company provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. On April 23, 2008, The Berry Company acquired substantially all the assets of the Berry ILOB. During 2008, The Berry Company published print directories on behalf of 79 customers, 34 of which used The Berry Company for the publication of their IYP directories. During the year ended December 31, 2008, The Berry Company published 485 print directories in 38 states and distributed approximately 16.2 million copies of these directories to or on behalf of its customers.

We are an authorized reseller of online advertising listings on YellowPages.com, a leading national IYP and local search directory, in all the markets that we currently serve. As part of this relationship, we have created an integrated production platform that enables seamless distribution of advertiser content to YellowPages.com.

For the year ended December 31, 2008, we generated revenue of $434.6 million. We derive our revenue primarily from the sale of advertising in our print directories. We also generate revenue from our IYP and digital search products and from other services provided to LECs. We believe these IYP and digital products, along with several other contemplated new product launches and service offerings, will comprise an increasing proportion of our revenue over the next several years. For more complete information concerning our financial results, see Item 6 — “Selected Financial Data,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data.”

At December 31, 2008, we employed 1,202 employees, including a local sales force of 492 sales representatives. None of our employees is currently represented by a union.

Our History

Formation of Windstream Yellow Pages. Windstream was formed in July 2006 upon the merger of Alltel Corporation’s wireline telecommunications business (including Alltel Publishing Corporation, or Alltel Publishing) with Valor Communications Group, Inc., or Valor. Prior to the merger, Alltel Publishing had published Yellow Pages directories for over 20 years, having increased its presence in the industry following its 1993 acquisition of the publishing business of GTE Directories Service Corporation. Prior to the merger that formed Windstream, Valor had outsourced the publishing of its directories, or the Valor Directories, to L.M. Berry. Following the merger that formed Windstream, Windstream’s directory publishing business was operated by its wholly-owned subsidiary, Windstream Yellow Pages, Inc., or Windstream Yellow Pages.

The Split-Off. On December 13, 2006, Windstream announced that it would split off Windstream Yellow Pages in a tax-free transaction to the Welsh Regatta Group which we refer to as the Split-Off. Regatta Holdings was formed to hold Windstream Yellow Pages prior to the Split-Off. The Split-Off was consummated on November 30, 2007. The following transactions occurred in connection with the Split-Off:

•	Windstream contributed all the shares of capital stock of Windstream Yellow Pages to Regatta Holdings.

•	Regatta Holdings entered into senior secured credit facilities consisting of (i) a $20.0 million senior secured revolving credit facility and (ii) a $66.0 million senior secured term loan facility.

•

In exchange for the transfer to it of all the shares of capital stock of Windstream Yellow Pages, Regatta Holdings: (i) distributed to Windstream a special cash dividend of $40.0 million; (ii) issued additional shares of Regatta Holdings common stock to Windstream (which, together with the existing shares of Regatta Holdings’ common stock held by Windstream, are referred to as the Regatta Shares); and (iii) distributed $210.5 million of 11.00% Senior Subordinated Notes due 2017, or the Regatta senior subordinated notes, to Windstream.

•

Following the completion of the transactions described above, Windstream exchanged all the Regatta Shares for an aggregate of 19,574,422 shares of Windstream common stock then held by the Welsh Regatta Group, which shares were then retired.

•

Windstream then exchanged the Regatta senior subordinated notes for outstanding Windstream debt held by certain selling security holders. These security holders resold the Regatta senior subordinated notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act.

Upon the consummation of the above-described transactions:

•	The Welsh Regatta Group indirectly owned 100% of Windstream Regatta Holdings, Inc.;

•	Windstream Regatta Holdings, Inc.’s name was changed to Local Insight Regatta Holdings, Inc.; and

•	Windstream Yellow Pages’ name was changed to Local Insight Yellow Pages, Inc.

In connection with the Split-Off, LIYP entered into several commercial agreements with Windstream to define its relationship with Windstream with respect to a number of services. In particular, LIYP entered into a 50-year publishing agreement pursuant to which Windstream granted LIYP an exclusive, royalty-free license to publish Windstream-branded directories in the Windstream Service Areas. LIYP also entered into a billing and collection agreement and a tax sharing agreement in connection with the Split-Off. For more information about these agreements, see “Agreements Between LIYP and Windstream” in this Item 1.

Acquisition of the Berry ILOB. On April 23, 2008, our wholly-owned subsidiary, The Berry Company, acquired substantially all the assets and certain liabilities of the Berry ILOB from L.M. Berry for a total purchase price of approximately $236.7 million (inclusive of adjustments related to working capital). Prior to its acquisition of the Berry ILOB, The Berry Company had no operations.

Combination of Regatta Holdings and Local Insight Media. Prior to June 20, 2008, the Welsh Regatta Group indirectly owned 100% of Regatta Holdings and the Welsh LIM Group (which is comprised of certain funds affiliated with WCAS that are not part of the Welsh Regatta Group) owned approximately 70.5% of Local Insight Media.

Local Insight Media’s operating subsidiaries are CBD Media Finance LLC, or CBD Media, the leading publisher of print and online directories in the greater Cincinnati metropolitan area; ACS Media Finance LLC, or ACS Media, the largest publisher of print and Internet advertising directories in the State of Alaska; and HYP Media Finance LLC, or HYP Media, the largest publisher of print and Internet advertising directories in the State of Hawaii.

On June 20, 2008, the businesses of Regatta Holdings and Local Insight Media were combined in a transaction pursuant to which:

•	A new holding company, Local Insight Media Holdings, was established;

•	Regatta Holdings became a wholly-owned, indirect subsidiary of Local Insight Media Holdings;

•	Local Insight Media became a wholly-owned, indirect subsidiary of Local Insight Media Holdings; and

•	The Welsh Regatta Group and the Welsh LIM Group directly or indirectly owned approximately 69.3% and 21.7%, respectively, of Local Insight Media Holdings.

As a result of this combination, we are controlled by the Welsh Holdings Group. The Welsh Holdings Group directly or indirectly owns 91.0% of Local Insight Media Holdings, our indirect parent. Since its founding in 1979, WCAS has organized 15 limited partnerships with total capital of $20 billion. Since its inception, WCAS has invested in more than 159 companies in its target industries and has funded over 650 follow-on acquisitions. For additional information concerning WCAS and our relationship with WCAS, see Item 1A – “Risk Factors — We are controlled by the Welsh Holdings Group, whose interests as equity holders may conflict with yours as a creditor” and Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

The Berry Company is party to directory publishing and services agreements with CBD Media, ACS Media and HYP Media. In addition, under the terms of a consulting agreement, our affiliate, Local Insight Media, Inc., or LIMI, provides significant operational, administrative and other support to us. For a description of these agreements, see Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

The following chart shows our basic organizational structure following the combination with Local Insight Media. Dashed lines indicate indirect holdings through one or more holding companies.

In November 2008, we completed an offer to exchange all the Regatta senior subordinated notes for 11.00% Series B Senior Subordinated Notes due 2017, or the Regatta exchange notes, which were registered under the Securities Act.

Markets

During the year ended December 31, 2008, we published 885 directories in 42 states and distributed approximately 24.3 million copies of these directories to virtually all businesses and residences in the geographic areas we serve. Our directories are generally well-established in their communities and have a strong local market presence.

The following table below shows the number of directories published and the total circulation in the states in which we operated during the year ended December 31, 2008:

State	Total published directories	Directories published by LIYP	Directories published by The Berry Company	Total circulation (in thousands)
Wisconsin	68	11	57	1,154
Texas	66	58	8	1,290
New York	53	12	41	2,519
Georgia	44	37	7	1,216
Missouri	43	17	26	962
Ohio	41	20	21	4,303
Kentucky	40	33	7	1,768
Alabama	39	13	26	692
Michigan	35	9	26	224
Arkansas	32	16	16	707
Minnesota	28	4	24	670
Oklahoma	28	22	6	323
Pennsylvania	26	18	8	612
Indiana	24	14	10	172
Tennessee	25	14	11	507
Washington	25	7	18	338
North Carolina	24	14	10	984
Oregon	22	6	16	153
Alaska	21	8	13	1,098
Nebraska	20	7	13	1,032
Other – 22 states	181	60	121	3,579

Total	885	400	485	24,303

The following table below shows, for the year ended December 31, 2008, the total circulation in our top 20 markets:

Market	Total circulation (in thousands)
Cincinnati, Ohio	2,355
Rochester, New York	1,683
Anchorage, Arkansas	683
Lincoln, Nebraska	676
Neighbor Islands, Hawaii	616
Lexington/Fayette County, Kentucky	491
Hamilton County, Ohio	381
West Suburban Houston, Texas	256
Columbia, Missouri	250
High Point, North Carolina	213
St. Charles, Missouri	211
La Crosse, Wisconsin	210
Lorain, Ohio	208
Dothan, Alabama	199
Northern, Kentucky	193
Mankato, Minnesota	187
Greater Flathead Valley, Montana	185
St. Paul, Minnesota	176
Western Reserve, Ohio	174
Shenandoah, Virginia	170
Other – 865	14,786

Total	24,303

Our geographic focus is primarily on non-major metropolitan areas as well as rural and certain suburban markets. The largest market we serve is the Cincinnati metropolitan area, which is the 24th largest metropolitan area in the United States according to the 2000 U.S. Census.

Products and Services

We deliver an integrated suite of print and digital advertising products focused on generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our products bring buyers and sellers together, distributing relevant information across multiple advertising platforms.

Print Directories. In 2008, we published 885 print directories, of which 400 were published by LIYP and 485 were published by The Berry Company. Our print directories are designed to provide consumers with easy access to information and advertisers with a cost effective medium to reach customers in the geographical area in which the directory is distributed. Each directory generally contains several distinct sections, including: (i) a Yellow Pages section, where information is organized by product or service headings that contain business listings and in-column advertisements; (ii) a White Pages section that lists alphabetically, by last name, the names, addresses, and phone numbers of individuals and businesses in the area served; (iii) a community information section providing reference information about general community services such as government offices, schools and hospitals; and (iv) a coverage map detailing the approximate geographic area covered by the directory.

Yellow Pages Directories. We offer businesses a basic listing at no charge in the relevant edition of our Yellow Pages directories. This listing generally includes the name, address and telephone number of the business and is included in alphabetical order in the relevant heading. In addition, we offer advertisers a range of paid advertising options in our Yellow Pages directories, as set forth below:

•

Listing advertising. An advertiser may have its listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. It can also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of its business.

•

In-column advertising. An advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising generally depends on the size and type of the advertisement purchased. In-column advertisements may be bolded, set in special fonts and feature different colors and/or graphics.

•

Display advertising. A display advertisement allows the advertiser to include a wide range of information, graphics, photos and logos. The cost of display advertisements generally depends on the size and type of the advertisement. Advertisements are usually positioned at the beginning of a classification, with larger ads first, and range in size from a quarter column to as large as two pages. Within a grouping, advertisements are organized by the seniority of the advertiser, which creates a powerful incentive for advertisers to renew their advertising every year. Advertising customers have a wide selection of colors, graphics and photo processes which can be combined to generate a visually distinctive and impressive advertisement.

•

Specialty/Awareness Products. Specialty/awareness advertisement products allow advertisers to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of specialty/awareness products, which provide higher value to advertisers and are priced at a premium to in-column and display advertisements. Our specialty/awareness products include:

•	Covers. Premium location advertisements on the inside front and back cover and the outside back and front cover of a directory.

•	Spines. Premium location advertisements on the spine of Yellow and White Pages directories.

•

Tabs. A full-page, double-sided, hardstock, full-color insert that is bound into and separates key sections of the directory. These inserts enable advertisers to achieve awareness and increase the amount of information displayed to directory users.

•	Tip-ons. Removable paper or magnets adhered to the front of the directory.

•	Banners. A banner ad sold at the bottom of any page in the community section of the directory.

•	Gatefold advertising. Gatefold location advertisements that provide extra space to include more information in directory advertisements.

White Pages Directories. We publish the White Pages sections of our directories under publishing agreements with Windstream and our other incumbent LEC customers. State public utilities commissions require incumbent LECs, including Windstream and other incumbent LECs for which we publish directories, to produce White Pages directories to serve their local service area. In addition, Windstream and our other LEC customers are generally required to publish and distribute White Pages directories under interconnection agreements with other LECs and resellers of local exchange services. Under our LEC customer contracts (including our publishing agreement with Windstream), we generally publish and distribute, on the LEC’s behalf, White Pages directories and provide a White Pages listing free of charge to virtually every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the Yellow Pages for specified business customers.

The White Pages sections of our directories list virtually every residence and business in the coverage area and generally includes the name, address and phone number of each residence or business. Similar to advertisers in our Yellow Pages section, White Pages advertisers also have the ability to enhance their listings through bolding and highlighting, extra lines for the inclusion of supplemental information and in-column and display advertisements.

Print Services. We offer a full range of outsourced services relating to print directories, including:

•

Local sales. Our local sales force, which consists of premises sales representatives and telephone sales representatives, sells a full array of directory advertising products (including display advertisements, in-column advertisements, listing advertisements, specialty/awareness products and enhanced White Pages listings) on behalf of our LEC customers.

•

Marketing. A complete range of marketing services is provided to support local sales in each market. These marketing services, which are coordinated with local sales management, include market research, pricing, data analytics, promotional activities and sales tool support.

•

National sales. Experienced national account sales managers represent our products to approximately 155 third-party advertising agents known as certified marketing representatives, or CMRs, which support national advertisers in connection with the placement of advertisements in multiple Yellow Pages directories throughout the country.

•	Advertising design. We provide design services to create in-column and display advertising, as well as specialty items, for advertising customers.

•	Production. A classified database of listings is maintained relating to the production of our print directories.

•	Composition, Printing and Distribution. We manage third party vendors for the composition, printing and delivery of our print directories.

•	Advertising inventory control. The sale of specialty items available for sale is tracked to ensure proper levels in inventory are not over-sold.

•	Advertiser acknowledgement preparation and mailing. Proofs of all new and changed display advertisements are generally provided to advertisers prior to a “proof close” cut-off date.

•	Quality review. Extensive quality control procedures are followed to minimize printing errors.

•	Production scheduling. We serve in an administrative capacity to schedule dates and reserve space at the composer, printer and delivery agent for directories.

IYP Directories and Other Digital Advertising Products and Services. In addition to our print directories, we offer a full range of digital local search products and services, as described below.

IYP Directories and YellowPages.com. LIYP operates the WindstreamYellowPages.com IYP site, which is marketed to advertisers located primarily in the Windstream Service Areas. The Berry Company operates IYP directories on behalf of 34 LEC customers, including CBD Media (CBYP.com), ACS Media (ACSYellowPages.com), HYP Media (HTYellowPages.com), CenturyTel Service Group, LLC, or CenturyTel (CenturyTelYellowPages.com), and Frontier Directory Services Company, LLC and certain of its affiliates, or Frontier (FrontierPages.com). Our IYP directories offer an online directory search functionality, providing advertisers the opportunity to extend the reach of their advertising. Our IYP directories offer the easy navigation and convenient features of a high-quality digital publication, such as the ability to search by name, keywords and headings, enabling users to search the content of local Yellow Pages advertisements in the relevant geographic area, thereby increasing the relevance of their search results. Our IYP directories also provide advertisers with valuable online exposure prior to the normal print publishing cycle, enabling advertisements to appear sooner and presenting an opportunity for us to accelerate the collection of online advertising revenues. Where we publish an IYP directory, advertising customers receive a listing in both the IYP directory and the corresponding print directory. Advertising customers also have the ability to purchase priority placements in our IYP directories for an additional charge.

We are authorized to resell YellowPages.com advertising listings in all the markets that we currently serve. In connection with this relationship, we have created an integrated production platform that enables seamless distribution of advertiser content to the YellowPages.com network. YellowPages.com, a wholly owned subsidiary of AT&T, is a leading national IYP and local search directory, serving as an online source for comprehensive national and local business information. In addition to providing online exposure to consumer business searches, YellowPages.com offers video profiles to advertisers that are posted on YouTubeTM. In January 2009, YellowPages.com and SuperPages.com (the IYP and online search directory of Idearc Inc.) entered into a cross distribution agreement that enables our YellowPages.com advertisers to extend the reach of their online advertisements to SuperPages.com, thereby increasing their ability to generate quality customer leads. For more information regarding The Berry Company’s arrangement with YellowPages.com, see “ — Agreements Entered into in Connection with the Berry ILOB Acquisition.”

Members of our sales force sell print advertising as well as IYP, YellowPages.com and other digital products. Field sales and telephone sales personnel operating out of 20 regional offices across the country sell a full range of IYP advertising on behalf of our LEC customers.

Other Digital Products and Services. We also offer a full range of outsourced services relating to the publication of IYP directories, including:

•	Website production and maintenance. Skilled website designers and consultants work with local businesses to determine their individual business goals and to create websites to meet those goals.

•

Search engine placement services. Trained search engine marketing specialists develop on-line promotional programs for the delivery of local advertisements through major search engines, such as Google, MSN and Yahoo!. These services encompass both search engine marketing, or SEM, and search engine optimization, or SEO, services. We offer specific digital programs, such as “Guaranteed Clicks” and “Premium Clicks,” that are designed to maximize the number of click-throughs to the advertiser’s web site based on the advertiser’s budget and advertising goals. We are an authorized reseller of Google AdWords, the Google advertising program that offers “pay-per-click” advertising and site-targeted advertising for both text and banner ads. Google Ad Words enables advertisers to reach people searching on Google itself, as well as the Google advertising network, which includes both search sites (such as AOL, Ask.com, Netscape and EarthLink) and content sites (such as the websites of The New York Times, CNN, The Wall Street Journal and Business Week).

•

Video. Trained personnel help advertisers create high quality video advertisements for placement on IYP and search engine sites, including YellowPages.com, and on websites accessed via Google, MSN and Yahoo!.

•	Customer support. Our customer support staff includes individuals who are trained in all our company’s Internet and interactive product and service offerings.

Sales and Marketing

Yellow Pages marketing (both print and digital) and related local search is primarily a direct sales business which involves both servicing existing accounts and developing new customer relationships. We sell advertising to both local and national advertisers. Renewing customers comprise our core advertiser base. For the year ended December 31, 2008, we believe our revenue renewal rate among local advertisers was approximately 82% and our account retention rate among local advertisers was approximately 86%. Our high revenue renewal and account retention rates reflect the importance of our directories to our local advertising customers, for whom Yellow Pages directory advertising has historically been, in many cases, the primary or only form of advertising.

Local Sales. At December 31, 2008, our sales force consisted of 492 sales representatives. Our premises sales force works locally throughout our markets to facilitate the establishment of long-term relationships with local advertisers and to stimulate account and revenue renewal rates.

Our local sales force is divided into two principal groups:

•

Premises sales representatives (approximately 44% of our sales force). These sales representatives interact with customers in person and generally focus on high-revenue customers with whom the sales representative typically interacts on a face-to-face basis at the customer’s place of business.

•

Telephone sales representatives (approximately 56% of our sales force). These sales representatives interact with customers by telephone and generally focus on small and medium-sized customers with whom the sales representative typically interacts over the telephone.

We assign either premises representatives or telephone sales representatives to local advertising customers based on an assessment of the amount of the customer’s expected Yellow Pages advertising spending.

Our sales force is supported by field marketing, product development and management, marketing research, pricing, advertising and public relations functions. These functions are generally centralized and coordinated with local sales management to develop market plans and products tailored to the customer base in local markets.

We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with advertisers. In addition, we believe the experience of our sales force facilitates the development of long-term relationships with customers, which, in turn, promotes a high rate of customer renewal and overall satisfaction. In turn, we believe these relationships allow us to respond to market needs and to effectively and efficiently deploy new products and services in our markets.

To further improve the productivity of the sales force, we have implemented various programs, including initiatives to:

•	Manage smaller accounts through a specialized, low-cost mail-out auto-renewal and telemarketing center;

•	Allow sales representatives to customize advertising programs that are most appropriate for each customer;

•	Demonstrate return on investment to advertisers through metered phone studies;

•

Equip sales representatives with point-of-purchase collateral materials that demonstrate the value of our integrated suite of local advertising services (including Berry Real ResultsTM, an automated tool used to calculate the advertiser’s return on investment in our products and services);

•	Require all our sales representatives to complete a formal training and certification program to sell Google AdWords;

•	Segment our advertising customers to adjust the mix of print and digital advertising products to best suit their needs and circumstances;

•	Tie the compensation we receive from certain advertisers to the number of leads our products generate for them;

•	Use new technology to improve the efficiency of our telemarketing center;

•	Manage data through integrated information systems; and

•	Enhance initial sales training programs and field coaching and mentoring programs.

New sales representatives receive approximately five weeks of training in their first year, including classroom training on sales techniques, our product portfolio, customer care and ethics. Following classroom training, new representatives place calls to clients together with an experienced sales person for further training. All sales representatives receive ongoing training, field coaching and mentoring. We have in place training programs, practices and procedures to manage the productivity and effectiveness of our sales force.

National Sales. National advertising is usually placed by national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, each of which generally purchases advertising in numerous directories. The sale of advertising to national accounts generated approximately 6.8% of our revenue for the year ended December 31, 2008. Third party CMRs handle a significant portion of the sales and marketing process for national advertisers, including the design of the advertisements, the placement of advertisements in directories and provision of billing services. CMRs place advertisements with directory publishers selected by their clients on a national basis. Some CMRs are stand-alone companies while others are divisions of larger, more diversified advertising agencies. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 155 CMRs, of which the top 20 account for approximately 80% of our revenue from sales of advertising to our national accounts. We employ six national account sales representatives who are dedicated to national sales.

Customers

Advertising Customer Accounts. As of December 31, 2008, we had more than 300,000 customer accounts that purchased advertising in our directories. SMEs constitute a substantial majority of our customer advertising accounts. The sale of advertising to local and national customers generated approximately 86.3% and 6.8%, respectively, of our revenue for the year ended December 31, 2008. The remainder of our revenue was generated from additional services provided to LECs and from fees derived from other sources.

Our revenue is not materially concentrated due to diversification across a large number of directories, customer advertising accounts, geographies and industries. For the year ended December 31, 2008, revenue for the largest print Yellow Pages directory heading contributed approximately less than 5.5% of revenue.

The breadth of our advertising customer base substantially reduces category concentration risk. During the year ended December 31, 2008, no single account generated more than approximately 0.1% of revenue, and our top 10 customers represented less than 0.9% of our revenue. Additionally, during those same periods, our top 10 print Yellow Pages advertising headings accounted for approximately 21.9% of our revenue and no single print Yellow Pages advertising heading category represented more than 5.5% of our revenue. We believe this lack of customer concentration lessens the impact on us of adverse developments in our advertising customers’ industries, even if all companies within a particular industry scale back on their advertising expenditures.

LEC Customers. During the year ended December 31, 2008, LIYP published 400 directories under exclusive directory publishing agreements with Windstream (pursuant to a publishing agreement that expires in 2057) and 76 LECs other than Windstream. One of LIYP’s LEC customers is a competitive LEC. LIYP’s contracts with other incumbent LECs average three years in length.

During the year ended December 31, 2008, The Berry Company published 485 directories under exclusive directory publishing agreements with 79 customers, of which 76 are LECs. All The Berry Company’s LEC customers are incumbent LECs. All Berry’s directory publishing agreements cover the publication of print Yellow Pages directories and 34 of such contracts cover the publication of IYP directories. The Berry Company’s contracts with its LEC customers average three to five years in length.

The table below shows certain information about our contracts with our seven largest LEC customers by revenue for the year ended December 31, 2008.

LEC Customer	Counterparty	Customer Description	Number of directory titles published in 2008	Circulation of directory titles published in 2008 (in thousands)
Windstream	LIYP	Fifth largest LEC in the US, operating in 16 states	215	6,101
ACS Media	The Berry Company	Largest directory publisher in Alaska	12	756
CBD Media	The Berry Company	Largest directory publisher in the Cincinnati metropolitan area	18	3,686
HYP Media	The Berry Company	Largest directory publisher in Hawaii	6	616
CenturyTel	The Berry Company	Incumbent LEC operating in 25 states	216	4,425
Frontier	The Berry Company	Incumbent LEC operating in 23 states	144	4,390
TDS Telecom	LIYP	Incumbent LEC operating in 36 states	101	736

LIYP does not pay any compensation to Windstream under our publishing agreement with Windstream. With respect to our other LEC customer contracts, we are generally compensated for our services on a commission basis, consisting of a base commission and, in some cases, incentive compensation. For more information about our publishing agreement with Windstream, see “—Agreements Between LIYP and Windstream – Publishing Agreement” below.

ACS Media, CBD Media and HYP Media are all wholly-owned, indirect subsidiaries of Local Insight Media. For a description of The Berry Company’s contracts with these companies, see Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

The term of The Berry Company’s directory service agreement with CenturyTel includes the publication of all CenturyTel directories published through May 1, 2012, subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement. The term of The Berry Company’s directory service agreement with Frontier continues through December 31, 2010, subject to an automatic one-year extension unless either party notifies the other of its decision not to so extend the term of that agreement. The termination or nonrenewal of our agreements with CenturyTel or Frontier in accordance with their stated terms or otherwise, or the failure by CenturyTel or Frontier to satisfy their obligations under the agreements to which each is a party, would negatively impact our revenue and could materially harm our business.

The term of LIYP’s directory publishing agreement with TDS Telecom expires after the publication of all TDS directories published through December 31, 2009. We have commenced negotiations with TDS Telecom regarding a renewal of our directory publishing agreement with that company. These negotiations may not be successful. We do not believe that the termination of our directory publishing agreement with TDS Telecom would have a material adverse effect on our business, financial condition and results of operations.

Agreements Between LIYP and Windstream

In connection with the Split-Off, LIYP entered into a number of agreements with Windstream that define our ongoing relationship with Windstream. Certain of these agreements are summarized below.

Publishing Agreement. Under a publishing agreement dated as of November 30, 2007, Windstream granted LIYP the royalty-free right to be the exclusive official directory publisher of listings and classified advertisements of telephone customers in the Windstream Service Areas. Windstream also granted LIYP an exclusive, royalty-free license for the term of the publishing agreement to use the Windstream trademark in connection with its directory products and related marketing materials in the Windstream Service Areas and to use the WindstreamYellowPages.com domain name in connection with the exercise of LIYP’s rights under the publishing agreement. Under the publishing agreement, Windstream must purchase not less than an aggregate of $1.4 million of advertising per year through November 30, 2012. Windstream has agreed that during the term of the publishing agreement, it will not sell directory products in the Windstream Service Areas or in those areas in which it published directory products for other LECs as of November 30, 2007. The publishing agreement will remain in effect until November 30, 2057 and will automatically renew for additional one-year terms unless either Windstream or we provide 12 months’ notice of termination. Either party may terminate this agreement prior to its expiration in the event of a material breach of the agreement by the other party that is not cured within 90 days of notice of such breach.

The termination or nonrenewal of our publishing agreement with Windstream in accordance with its stated terms or otherwise, or the failure by Windstream to satisfy its obligations under the publishing agreement, could have a material adverse effect on our business, financial condition and results of operations.

Billing and Collection Agreement. LIYP entered into a billing and collection agreement with Windstream at the closing of the Split-Off. The billing and collection agreement covers LIYP’s customers for whom Windstream is the provider of local telephone service. Under this agreement, Windstream bills the LIYP customer and collects amounts due for LIYP’s publishing services applying its then-current collection procedures. Under the billing and collection agreement, on a semi-monthly basis, Windstream must remit to us the amounts it has billed on our behalf, less a per bill fee and an allowance for bad debt. The billing and collection agreement will remain in effect until November 30, 2010 and may thereafter be renewed for two additional one-year terms, unless we provide Windstream with 60 days prior notice of our intention not to renew it. Either party may terminate the billing and collection agreement prior to its expiration date in the event of a material breach of the agreement by the other party that is not cured within 30 days of notice of such breach.

Agreements Entered into in Connection with the Berry ILOB Acquisition

In connection with its acquisition of the Berry ILOB, The Berry Company entered into a number of commercial agreements with L.M. Berry and its affiliates, including the agreements summarized below.

•

Intellectual Property Agreement and License Agreement. Pursuant to an intellectual property agreement dated as of April 23, 2008, AT&T Inc. assigned and transferred to The Berry Company certain trademarks, including “The Berry Company,” certain domain names, including www.TheBerryCompany.com, and certain software that is used exclusively in the conduct of the Berry ILOB business. In addition, AT&T Inc. granted to The Berry Company a non-exclusive, royalty- free license to use certain patents owned by AT&T Inc. and certain other intellectual property owned by L.M. Berry that is used in the conduct of the Berry ILOB business.

•

Local Advertising Reseller Agreement. Pursuant to a local advertising reseller agreement dated as of April 23, 2008, YellowPages.com LLC, or YPC, authorized The Berry Company (together with its affiliates, including LIYP), on an exclusive basis in Alaska, Hawaii, the Cincinnati, Ohio metropolitan area, the Rochester, New York metropolitan area and the Lincoln, Nebraska metropolitan area and on a non-exclusive basis in the other areas in which the Berry ILOB conducted business as of April 23, 2008, to: (i) offer and sell YellowPages.com advertising listings to local account customers; (ii) purchase YellowPages.com advertising listings to appear on the YellowPages.com website and network as a result of user searches; and (iii) offer and sell YellowPages.com advertising listings as national or statewide online advertising to appear on the YellowPages.com website and network as a result of user searches. The local advertising reseller agreement has subsequently been amended to extend the scope of the non-exclusive territory to all the geographic areas served by LIYP. Under the local advertising reseller agreement, The Berry Company is obligated to pay a percentage of its monthly net revenue in respect of YellowPages.com advertising listings sold. If The Berry Company fails to make certain minimum payments with respect to the exclusive territory, its exclusive authorization will terminate and become a non-exclusive authorization for the remainder of the term of this agreement. The Berry Company also received a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with its activities under this agreement. The term of the local advertising reseller agreement is 10 years. Upon the expiration of the initial term, the local advertising reseller agreement will automatically renew for successive one-year periods unless either party provides the other party with a notice of termination at least 60 days prior to the end of the then-current term. Either party may terminate this agreement prior to its expiration in the event of a material breach of the agreement by the other party that is not cured within 30 days of notice of such breach.

The Valor Directories

Prior to Valor Communication Group Inc.’s merger with Alltel Corporation’s wireline telecommunications business in the transaction that formed Windstream, Valor outsourced the publication of the Valor Directories to L.M. Berry and received a publishing right royalty from L.M. Berry based on revenue generated by these directories. That contract (which was assigned to The Berry Company in connection with its acquisition of the Berry ILOB) remains in effect through the end of the 2009 publication cycle of the Valor Directories, and will thereafter automatically renew for additional one-year terms unless either party provides the other party with a notice of termination at least 60 days prior to the end of the then-current term. We treat the Valor Directories as being published by LIYP rather than by The Berry Company for purposes of this annual report. Following our acquisition of the Berry ILOB in April 2008, the publishing rights royalty paid to LIYP and associated publishing right expense incurred by the Berry ILOB were eliminated from our consolidated financial statements.

Publishing, Production and Distribution

The publishing cycle of a typical directory includes several stages beginning with sales and marketing to customers followed by compilation, printing and distribution. The length of time to complete sales and marketing, production and printing depends on the size of the directory’s revenue base. The length of time to complete the distribution stage depends on the size of the market area and number of households and businesses in the local area. The production, printing and distribution cycles are typically much shorter than the sales cycle for a particular book.

Contract entry and advertising creation processes occur immediately upon receipt of a sales contract. Before a directory goes into the book compilation stage, the directory is fully sold. Therefore, substantially all future revenue is known prior to printing and distribution. Although our directories are generally viewed as annual publications, the actual interval between publications may vary. The publication schedule is periodically adjusted to accommodate new books. The distribution dates of each directory may change depending on market, economic and competitive conditions, considerations relating to production optimization as well as staffing levels required to achieve individual revenue goals.

All processes associated with book production, except printing, certain graphics work and distribution, are currently performed in-house. Set forth below are descriptions of the major stages of the publication, compilation, printing and distribution process:

•

Sales and Marketing. The sales cycle of a directory varies based on the size of the revenue base and can range from a few weeks to six months. In the months prior to publication, the sales force approaches potential new customers. Potential new customers may be either newly-formed or existing businesses in the area which did not purchase advertising in the most recent edition of a directory. The sales force also contacts existing customers and encourages them to renew and upgrade the size of their advertisements and to purchase other products in our portfolio.

•

Book Compilation. Sales typically cease two months prior to publication, at which time we stop accepting additional customers. Once a directory has closed, pre-press activities commence. Pre-press activities include accuracy checks, finalizing graphics, proofing the advertisements with the customer and paginating the directories. We currently outsource approximately 50% of all finished graphics work relating to our print directories to a third party vendor, Macmillan India Ltd., or Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan.

•

Printing. Third party vendors print, bind and distribute all our directories. In July 2008, Local Insight Media Holdings entered into 10-year printing agreements with Quebecor World (USA) Inc., or Quebecor, and Des Plaines Printing, LLC, or Des Plaines. These agreements cover all our directories.

•

Distribution. Once the directories are printed and bound, they are either placed directly in the U.S. mail system at the printing plants or are freighted to a distribution location near the directory area. Distribution is outsourced to two third party vendors: Directory Distributing Associates, Inc., or DDA, and Market Distribution Specialists, Inc., or MDS. Depending on the circulation and size of the directory, distribution times range from one to four weeks.

The contract data used to build the directories is stored and used to create new advertising contracts for the next issue of the directory. These contracts are printed at the appropriate time and allocated to the sales representatives using guidelines established for each market, which starts the directory cycle again.

We are in the process of migrating from our legacy process management and production system to a software platform supplied by 3L Media AB, or 3L. Implementation of this system will allow us to better manage every aspect of our publishing cycle, from initial sales call through production of our print and digital products. The conversion to the 3L software platform is expected to be fully completed by mid-2010. Upon completion of the 3L software platform implementation, we will have substantially reduced the number of our process management systems. We expect that the implementation of this system will allow us to further improve our operational efficiency and benefit from the associated cost savings. The 3L system is media agnostic, allowing us to publish advertising to a variety of different platforms.

Billing and Credit Control

For customers of Windstream’s telephone services, Windstream provides a variety of billing and collection services to us under a billing and collection agreement. For a description of this agreement, see the section entitled “— Agreements Between LIYP and Windstream – Billing and Collection Agreement” above. For our other LEC customers, the LEC generally provides billing and collection for those of its own telephone customers who buy advertising from us. In general, after directory proofs are sent to the printer, billing files are produced and sent to the LEC, which then bills the local advertisers over the duration of the print directory cycle. We are generally responsible for billing and collection for those of our advertisers who are not telephone customers of the relevant LEC customer. We bill the CMRs with which we contract for national customers’ advertising.

Consistent with industry standards, we offer most local advertisers credit equal to 100% of their advertising dollars and bill advertisers over the duration of the print directory cycle after the book is published. For accounts not covered by our billing and collection agreements with our customers, we manage billing and collection of accounts receivable by conducting initial credit checks of new customers under certain circumstances, reducing the time taken to resolve billing inquiries and, where appropriate, requiring personal guarantees or full or partial payments from business owners. We check all new orders from existing advertising customers for past due payments prior to publishing their new order. When advisable, we use both internal and external data to decide whether to extend credit to a prospective customer.

In addition to focusing on the quality of a customer’s credit history prior to extending credit, we have developed collection strategies that rely on internal, external and automated means to reach customers who are delinquent in their payment obligations.

Raw Materials

Our principal raw material is paper. We used approximately 33.9 million and 42.5 million pounds of directory grade paper in 2008 and 2007, respectively (not including paper used in the publication of directories for Frontier and CBD Media, both of which managed their own printing and distribution efforts in 2008 and 2007). This reduction in paper usage is primarily due to the fact that six of the print directories that we published in Oahu, Hawaii in 2007 were not published during 2008, as the publication date of those directories was moved to January 2009.

In 2008, we did not purchase paper directly from paper mills; instead, third parties that printed our directories purchased paper on our behalf at market prices that were then charged to us pursuant to the relevant contract. Under our printing contracts, we have the right to purchase paper directly rather than through our third party printers. In 2009 and beyond, we intend to purchase paper either directly or through our third party printers, depending on which option offers us the lowest price. To date, paper costs have represented a small fraction of our revenue and thus fluctuations in the price of paper have had a negligible impact on our financial results.

Competition

We compete with many different advertising media, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other Yellow Pages directory publishers.

Competition with Other Directory Publishers. The directory publishing industry is highly competitive and most markets are served by multiple publishers. There are, on average, three to four competitors in each of our markets. These competitors include incumbent publishers, i.e., either owned by incumbent LECs (such as AT&T Inc.), or having agreements to publish directories for incumbent LECs (such as Idearc Inc. and R.H. Donnelley Corporation). Our competitors also include independent publishers such as Yellow Book, the U.S. business of Yell Group Ltd. In some areas, we compete in overlapping and adjacent markets with other incumbent publishers, including Idearc Inc., AT&T Inc., and R.H. Donnelley Corporation.

Despite the entrance of independent publishers, incumbent publishers remain the predominant providers of directory services in their local markets. The industry possesses barriers to entry that make it difficult for a new entrant to establish operations in a market where an incumbent publisher and one or two independents are already present. Incumbent publishers have been effective in competing with independent entrants by clearly differentiating their products based on association with the incumbent LEC and use of its brand, geographical market segmentation, enhanced product features, superior knowledge of the local advertising landscape, an experienced sales staff and a broad base of existing clients. In addition, the need for large numbers of local sales personnel creates a barrier to entry that makes it difficult for a new entrant to establish operations that many smaller independent publishers find difficult to overcome.

We compete with other directory publishers on value, quality features and distribution. We believe we are able to deliver a better value proposition to advertisers in our directories (measured in terms of cost per reference, or an advertiser’s cost per contact generated from advertising through a publisher’s product or service) because of their higher usage in our markets, which we believe is largely due to their long-term presence in these markets, their association with the incumbent LEC and user perception of accuracy of their directories. Affiliation with incumbent LECs helps drive our directories’ penetration to levels that would be difficult to achieve by an independent publisher. Local advertisers can choose to advertise in any combination of our directories published in the area and also place advertising on our IYP websites, thus attaining higher customer coverage than would be the case for a single independent directory. As the incumbent publisher in substantially all their markets, we enjoy the brand awareness established by incumbent LECs through the history of their legacy Yellow Pages business.

We also compete with other providers of outsourced directory sales, marketing and publishing services, including Pinnacle Publishing, LLC, Hanson Directory Service, Inc., and Comporium Business Solutions. We believe that given the size of our sales force, the geographic breadth of our presence and our ability to offer a differentiated range of IYP and digital products, we are able to compete effectively with these other providers of outsourced directory services.

Competition with Other Forms of Media Advertising. We also face competition from other types of media, including television, radio, newspaper, magazines, the Internet, billboards and direct mail. However, we believe that a preference exists for directory advertising due to its low cost relative to other forms of advertising, broad demographic and geographic distribution, directional and permission-based nature and high consumer usage rates. We believe that directory advertising is attractive to our advertising customers because they view directories as a free, comprehensive, non-intrusive single source of locally relevant information.

The Internet is an attractive medium for advertisers. As the Internet grows and high-speed Internet access continues to become mainstream, it has increasingly become a prevalent advertising medium. Through our IYP directories (including WindstreamYellowPages.com, CBYP.com, ACSYellowPages.com and HTYellowPages.com) and through our reseller arrangement with YellowPages.com, we compete directly with the IYP directories of incumbent publishers (such as Superpages.com and Dexknows.com) and of independent publishers (such as Yellowbook.com). In addition, we compete with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Business.com (which is owned by R.H. Donnelley Corporation), Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers, including us.

Intellectual Property

Under its 50-year publishing agreement with Windstream, LIYP has an exclusive license to produce, publish and distribute directories for Windstream in the Windstream Service Areas. LIYP also has the right to identify itself as Windstream’s exclusive official directory publisher in the Windstream Service Areas and the exclusive right to use the Windstream trademark on its directory products in the Windstream Service Areas. In addition, the publishing agreement granted LIYP the exclusive right to use the WindstreamYellowPages.com domain name in connection with LIYP’s IYP site. See “— Agreements Between LIYP and Windstream” above.

In addition, we license other trademarks used in our business from other LEC customers under our directory service and publishing agreements with them.

The Berry Company owns “The Berry Company” trademark and the registration for the www.TheBerryCompany.com domain name. In addition, The Berry Company holds a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with its activities under the local advertising reseller agreement. See “— Agreements Entered into in Connection with the Berry ILOB Acquisition — Local Advertising Reseller Agreement” above.

We also use the phrases “White Pages” and “Yellow Pages” in directories that we publish, which the United States Patent and Trademark Office, or the USPTO, deems to be generic. Accordingly, we are unable to exclude others from using them.

Employees

As of December 31, 2008, we employed 1,202 full-time employees, none of whom none is a union member. At that date, we had a sales force of 492 sales representatives. We believe our relationship with our employees is good.

Seasonality

Our business is not significantly impacted by seasonality.

Environmental Matters

Our operations and our owned and leased properties are subject to many laws and regulations relating to the protection of the environment and human health and safety including those governing air emissions, waste disposal, and the cleanup of contamination. While we believe we are in material compliance with these requirements, we could incur significant fines, penalties, costs or liabilities related to damage claims or remediation obligations in the event we violate these requirements or the permits required for our operations. In addition, because these laws may become more stringent and our processes may change, the amount and timing of future expenditures to achieve or maintain compliance may vary substantially from those currently anticipated.

Some environmental laws may impose liabilities for the investigation and cleanup of environmental contamination on current or former property owners or occupants, regardless of knowledge or the legality of the disposal practices at the time they occurred. Although we are not currently aware of any material obligations at properties we now or previously owned, leased, or operated or at sites we sent our waste for disposal, we may be required to conduct remedial activities in the future which may be material to our business. We also may be subject to claims for property damage, personal injury, natural resource damages or other issues as a result of these matters.

Governmental Regulation

State public utilities commission requirements obligate incumbent LECs, including Windstream and other incumbent LECs for which we publish directories, to publish and distribute White Pages directories to substantially all residences and businesses in the geographic areas they serve. The legal and regulatory provisions also require incumbent LECs, in specified cases, to include information relating to the provision of telephone service provided by that LEC and other carriers in the service area, as well as information relating to local and state governmental agencies. Incumbent LECs are also required to publish and distribute White Pages directories under interconnection agreements they maintain with other LECs and resellers of local exchange services.

Under the terms of our publishing agreement with Windstream and our agreements with other incumbent LECs, we are required to discharge the LEC’s regulatory and contractual obligations to publish White Pages directories in its service areas. If any additional legal requirements are imposed with respect to these obligations, we would be obligated to comply with these requirements, even if this were to increase our publishing costs. Our LEC customers generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy their publishing obligations. Our ability to effectively compete with directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenues to cover any of these unreimbursed compliance costs.

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents “opt-in,” that is, affirmatively request to receive our print products. Other less restrictive “opt out” initiatives would allow residents to request not to receive our print products. Neither “opt-in” legislation nor “opt-out” legislation has been adopted in any state or locality in which we operate. However, “opt-out” legislation has been proposed in six of the states in which we operate. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing customers.

In January 2008, the Public Utilities Commission of Ohio issued an order allowing Cincinnati Bell Telephone Company LLC, or CBT, relief from a state regulatory requirement that obligates LECs to provide their customers with directory information either through a printed directory or free directory assistance. As a result of this decision, CBT telephone customers may now be provided with an online, electronic version of the White Pages in lieu of a printed directory, although a printed White Pages directory must still be provided to customers on request. Other states in which we operate, including North Carolina, are considering similar measures that would reduce or eliminate the requirement that printed White Pages directories be distributed to substantially all residences and business in LEC service areas. The effect of these initiatives will likely be to reduce the number of printed White Pages directories that are distributed, which could negatively impact our ability to market our paid White Pages advertising products to new and existing customers, which would negatively impact our revenue. Because paid White Pages advertising does not constitute a significant source of revenue for us, we do not believe that these initiatives will have a material adverse effect on our business, financial condition or results of operations.

As the IYP directory and online search industry develops, specific laws relating to the provision of Internet services and the use of digital and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. Regulations on the use of data and with respect to data security are also still developing. If our regulatory environment becomes more restrictive, including by increased Internet regulation, restrictions on the use of data, and requirements for the protection of data, our business, results of operations and financial condition could be adversely affected.

Available Information

Regatta Holdings files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Regatta Holdings. The address of that site is http://www.sec.gov. The public may also read or copy any materials that have been filed with the SEC at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our web site address is http://www.localinsightregattaholdings.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our web site under the heading “Review our filings with the SEC.” The information on our web site or the SEC web site is not part of this annual report and is not incorporated by reference herein.

Code of Ethics

Our indirect parent, Local Insight Media Holdings, has adopted the Local Insight Media Code of Business Ethics and Conduct, which applies to all officers, directors and employees of Local Insight Media Holdings and its subsidiaries (including us). A copy of the Code of Business Ethics and Conduct will be provided without charge to any person who sends a written request to our General Counsel and Secretary at Local Insight Regatta Holdings, Inc., 188 Inverness Drive West, Englewood, Colorado 80112.

ITEM 1A	RISK FACTORS

You should carefully consider the risks described below as well as other information and data included in this annual report. In addition to the risks set forth below, other risks and uncertainties not known to us or that we deem to be immaterial may also materially adversely affect our business operations. All of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Business

We expect our print revenue to decline; this decline may not be offset by increases in our other sources of revenue.

We anticipate our print revenue will decline in 2009 compared to 2008 due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. Our print revenue may continue to decline beyond 2009. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline. Any decline in total revenue could prevent us from realizing our growth strategies, could make it more difficult for us to repay our indebtedness and comply with the covenants in our credit facilities and the indenture governing the Regatta exchange notes and could harm our business, financial condition and results of operations.

The loss of any of our key LEC customer agreements could adversely affect our business.

In connection with the Split-Off, LIYP entered into several agreements with Windstream, including a publishing agreement that expires November 30, 2057. Under the publishing agreement, Windstream, among other things, appointed LIYP the exclusive official publisher of Windstream-branded print directories in the Windstream Service Areas. In connection with the Berry ILOB acquisition, The Berry Company assumed L.M. Berry’s directory service contracts with its customers, including with CenturyTel and Frontier.

Each of these agreements may be terminated prior to its stated term under specified circumstances, some of which are beyond our reasonable control. In addtion, we could be required, under these circumstances, to undertake extraordinary efforts or incur material excess costs in order to avoid termination of one or-more of these agreements by the counterparty. The termination or nonrenewal of our publishing agreement with Windstream in accordance with its stated terms or otherwise, or the failure by Windstream to satisfy its obligations under the publishing agreement, could have a material adverse effect on our business, financial condition and results of operations. In addition, the termination or nonrenewal of our agreements with CenturyTel or Frontier, or the failure by CenturyTel or Frontier to satisfy their obligations under the agreements to which each is a party, would negatively impact our revenue and could materially harm our business.

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by or against any of the parties to our LEC customer agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with, CenturyTel, Frontier, ACS Media, CBD Media, HYP Media and other LECs. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream could have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media and other LECs could materially harm our business, financial condition and results of operations.

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

On December 1, 2008 Hawaiian Telcom Communications, Inc., or HTCI, its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT, or collectively, the HT Debtors, filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. HTCI has stated that the HT Debtors will continue to operate their businesses and manage their properties as debtors in possession and will seek relief to continue operations without disruption to customers, employees and other critical constituents.

The HT Debtors’ bankruptcy cases could result in the loss by HYP Media of its rights under its publishing or other agreements with HT, which could lead to a decrease or cessation of payments to The Berry Company under its directory services agreement with HYP Media. During the period from April 23, 2008 to December 31, 2008, The Berry Company recognized $53.6 million in revenue under its directory services agreement with HYP Media. In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due HYP Media in December, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT resumed making payments to HYP Media under the billing and collection services agreement starting with the payments due in January 2009. However, HT may stop making such payments at any time. In addition, HT’s secured creditors may effectively preclude HT from making these payments by controlling HT’s budget and expenditures. The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

Declining usage of print Yellow Pages directories could adversely affect our business.

Overall references to print Yellow Pages directories in the United States have declined according to the most recent available data. We believe this decline was attributable to a number of factors, including increased usage of Internet search and IYP directory products (particularly in business-to-business and retail categories), the proliferation of very large retail stores for which consumers and businesses may not reference the Yellow Pages, and demographic shifts among consumers, particularly the increase of households in which English is not the primary language spoken. We believe that over the next several years, references to print Yellow Pages directories are likely to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Usage of our print directories may continue to decline. Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	reduce advertising sales in our Yellow Pages directories; and

•	discourage new businesses from purchasing advertising in our Yellow Pages directories.

Any decline in the usage of our print directories may not be offset in whole or in part by an increase in usage of our IYP directories. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and materially harm our business, financial condition and results of operations.

The continued economic downturn is adversely affecting our business and operating results.

The U.S. economy was in a recession through much or all of 2008, which has continued and deepened in 2009. As the global financial crisis has broadened and intensified, a severe and prolonged recession appears likely. Business activity across a wide range of industries and regions is substantially reduced, and many companies, including SMEs, are in serious difficulty due to the lack of consumer spending, reduced access to credit, cash flow shortages, deterioration of their businesses and lack of liquidity in the capital markets. Moreover, the economic downturn has led to substantially reduced consumer and business spending, which may accelerate in the foreseeable future.

We derive substantially all our revenue from the sale of advertising in directories. Expenditures by advertising customers are sensitive to economic conditions and in the past have declined in a recession or other period of uncertainty. We are experiencing declines in revenue as a result of recent economic conditions. A continuation or worsening of the current economic conditions is likely to lead to reduced demand for our products and cause our advertisers to reduce, delay or cancel their advertising with us. This in turn would result in lower revenue. Challenging economic and market conditions may also result in:

•	increased price competition, which may adversely affect our revenue and gross margins;

•	financial difficulty among advertisers, which may lead to increased levels of doubtful accounts receivable;

•	greater difficulty in collecting accounts receivable and a corresponding increase in our bad debt expense;

•	the bankruptcy or insolvency of our LEC customers, advertisers and suppliers; and

•	difficulty in forecasting, budgeting and planning due to limited visibility into economic conditions and the spending plans of our advertising customers.

A prolonged national or regional economic recession, or other events that have produced or could produce major changes in shopping and spending patterns, such as the housing market crisis, the credit crisis or a terrorist attack, would have a material adverse effect on our business, results of operations and financial condition.

We face significant competition in directory advertising that may reduce our market share and harm our financial performance.

The directory advertising industry is highly competitive. Approximately 77% of total U.S. directory advertising sales are attributable to incumbent publishers, or publishers that are either owned by incumbent LECs (such as AT&T Inc.) or by companies that have agreements to publish directories for incumbent LECs (such as Idearc Inc. and R.H. Donnelley Corporation). Independent Yellow Pages directory publishers operating in the United States, such as Yellowbook, compete with these incumbent publishers and represent the remaining market share.

In all of our directory publishing markets, we compete with one or more Yellow Pages directory publishers, which are predominantly independent publishers. Given the mature state of the directory advertising industry, independent competitors are typically focused on aggressive pricing to gain market share. Independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively in those areas. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets, which affects our ability to attract and retain advertisers and to increase advertising rates. We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these incumbent and independent publishers and traditional media competitors are larger and have greater financial resources than us. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to anticipate or respond adequately to changes in technology and user preferences, our strategies for online growth may not be achieved and our competitive position could be materially adversely affected.

The Internet has emerged as a significant medium for advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to our industry, primarily as a result of user preferences for electronic delivery of traditional directory information and electronic search engines and services. We expect the use of the Internet and wireless devices by consumers as a means to transact commerce and obtain information about advertisers to continue to result in new technologies being developed and services being provided that will compete with our traditional products and services. Several other companies are developing technologies that allow advertisers to tailor their messages to consumers based on detailed and individualized consumer information and to track and report this individualized information to advertisers to allow them to further refine their advertising initiatives.

Our growth and future financial performance depends on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences. We may not be able to provide services over the Internet successfully or compete successfully with other IYP, digital search or wireless services. If we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our advertising revenue could decline significantly.

We face significant competition from other Internet-based advertisers and search engines that may have more resources than us devoted to developing new technologies to enhance advertising revenues.

Directory publishers, including us, have increasingly bundled online advertising with traditional print offerings in order to enhance total usage and advertiser value. LIYP operates an IYP site, WindstreamYellowPages.com, and The Berry Company publishes IYP directories for 34 customers (including CBYP.com, ACSYellowPages.com and HTYellowPages.com). In addition, we are an authorized reseller of YellowPages.com, an IYP and local search directory. These IYP sites compete with the IYP directories of incumbent publishers (such as SuperPages.com and Dexknows.com) and of independent directory publishers (such as Yellowbook.com), with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Business.com (which is owned by R.H. Donnelley Corporation), Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers (including us). We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, including financial and technical resources needed to develop technological advances necessary to attract and enhance advertising revenue in the future, which could materially harm our business, financial condition and results of operations.

Increased competition in local telephone markets could reduce the benefits of using the Windstream and other incumbent LEC brand names.

The market position of Windstream and the other incumbent LECs with which we have publishing contracts may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts by younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of Windstream and other incumbent LECs. As a result, it is possible that some or all of these incumbent LECs will not remain the primary local telephone services providers in their local service areas. In that event, our right to be the exclusive publisher in that market and to use an incumbent LEC’s brand name on its directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our other commercial arrangements with such incumbent LECs.

Our inability to enforce the full scope of certain non-competition provisions may impair the value of our business.

LIYP’s publishing agreement with Windstream contains a non-competition agreement pursuant to which Windstream has generally agreed, among other things, not to publish tangible or digital media directory products consisting principally of wireline listings and classified advertisements of subscribers in the Windstream Service Areas or any area in which it published directory products for other LECs as of November 30, 2007. In connection with the Berry ILOB acquisition, L.M. Berry, BellSouth Advertising and Publishing Corporation, or BAPCO, and AT&T Yellow Pages Holdings, LLC, or YPH, entered into a non-competition agreement with The Berry Company pursuant to which they agreed, for a period of five years, not to compete with us in the business of providing independent outsourced sales forces to LECs as their primary sales force for local sales of paid advertisements. The noncompetition provisions apply to any English language Yellow Pages print directory in the geographic areas served by The Berry Company or LIYP as of April 23, 2008.

Under applicable law, enforcement of a covenant not to compete may be limited if:

•	it is not necessary to protect a legitimate business interest of the party seeking enforcement;

•	it unreasonably restrains the party against whom enforcement is sought; or

•	it is contrary to the public interest.

If these non-competition agreements were ever challenged, their enforceability would be determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict with certainty whether, or to what extent, a court would enforce these non-competition agreements in our favor or find that any of them are unenforceable. If a court were to determine that any of these non-competition agreements are unenforceable, Windstream, L.M. Berry, BAPCO or YPH, as the case may be, could compete directly against us in the previously restricted markets, which could harm our business, financial condition and results of operations.

Our conversion to the 3L software platform and our integration of information technology systems will be difficult and may disrupt our operations; as a result, we may not be able to realize expected improvements in our operational efficiency and associated cost savings.

We are in the process of migrating from our legacy process management platform to the 3L software platform. The conversion to the 3L software platform is complicated and is expected to be fully completed by mid-2010. In addition, we are in the process of combining information technology systems and processes. During the conversion and integration process, which is and will be time-consuming and expensive, we may experience a disruption to, or loss of momentum in, our business, including our ability to fully bill and/or collect from our customers, or other disruptions that could harm our customer relations, reputation and business. In addition, we may not be able to realize the anticipated cost savings as result of our conversion to the 3L software platform and our integration of information technology systems and processes.

Our dependence on third-party providers of printing, distribution and billing and collection services could harm our business.

We rely on the information and other systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform these essential services for us. We depend on third parties to print and distribute our directories, for finished graphics work and for certain billing and collection services. In particular, we and our affiliates are party to multi-year printing agreements with Quebecor and Des Plaines pursuant to which these third parties print and bind all of our print directories. In addition, Windstream performs billing and collection services with respect to amounts owed by advertisers in LIYP’s Windstream-branded directories. Further, our LEC customers generally perform billing and collection services with respect to amounts owed by advertisers for whom such LEC is the provider of local telephone service. We also have contracts with Macmillan for finished graphics work relating to our print directories and with DDA and MDS for the distribution of our directories.

Because of the large print volume and specialized binding of directories, there are only a limited number of companies capable of servicing our printing, graphics and distribution needs and for certain billing and collection services. If we were unable to maintain our current relationships with the third parties who provide us with printing, graphics, distribution and billing and collection services, or with any other third-party service providers, we would be required either to hire sufficient staff to perform the provider’s services in-house or to find an alternative service provider. In some cases, including the printing of our directories, it would be impracticable for us to perform the function internally. If we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them on a cost-effective basis. Accordingly, the inability or unwillingness of our third-party vendors for graphics, distribution or billing and collection services to perform their obligations under their agreements with us could harm our business, results of operations and financial condition.

In January 2008, Quebecor filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada and for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In June 2008, Local Insight Media Holdings entered into an agreement with Quebecor that covers all the directories published by us. If Quebecor were to fail to successfully exit creditor protection, we would be required to find an alternative provider of printing services, which we may not be able to accomplish in a timely manner or on commercial terms that are comparable to those under Local Insight Media Holdings’ contract with Quebecor. Accordingly, the failure of Quebecor to successfully exit creditor protection, or the inability or unwillingness of Quebecor or Des Plaines to provide printing services to us, could have a material adverse effect on our business, results of operations and financial condition.

Failures in technology we rely on to operate our business could materially harm our business.

Our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our or our third party service providers’ collection, processing or storage of data and the day-to-day conduct of our business. Such failures could materially harm our business, financial condition and results of operations.

Our computer and communications systems and those of third party service providers are vulnerable to damage or interruption from a variety of sources. Despite precautions we have taken, a natural disaster or other unanticipated problems that lead to outages or the corruption or loss of data at our facilities could materially harm our business, financial condition and results of operations.

Our business may be adversely affected by our reliance on, and our extension of credit to, SMEs.

SMEs constitute a substantial majority of our customer accounts. In the ordinary course of business, we extend credit to these advertisers by allowing the SMEs to pay for their advertising purchases in installments. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. In addition, full or partial collection of delinquent accounts can take an extended period of time. In part because of our reliance on SMEs, we recorded $4.4 million in bad debt expense in 2008. The proliferation of very large retail stores may continue to harm SMEs. We believe this trend is a significant contributing factor to advertisers in any given year choosing not to renew their advertising in the following year. In addition, SMEs have been adversely affected by the recent economic downturn, which has seen a decline in consumer spending, reduced access to credit, cash flow shortages and the lack of liquidity in the capital markets. Consequently, our business, operating results and financial condition could be adversely affected by our dependence on and our extension of credit to SMEs.

Sales of advertising to national accounts are coordinated by third parties that we do not control.

For the year ended December 31, 2008, the sale of advertising to national or large regional chains that purchase advertising in several of the directories that we publishes (such as rental car companies, insurance companies, and pizza delivery businesses) accounted for approximately 6.8% of our revenue. Substantially all the revenue derived from national accounts is serviced through CMRs, which are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with national advertisers depend significantly on the performance of these third party CMRs, which we do not control. If some or all of these CMRs were unable or unwilling to do business with us or if their performance declines, it could materially impair our ability to generate revenue from our national accounts and our overall financial condition and results of operations. In addition, we face credit risks with CMRs and may be required to write down amounts owed to us if a CMR is unable to pay.

The loss of important intellectual property rights could adversely affect us.

We rely on a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. In connection with the Split-Off, we received an exclusive, royalty-free 50-year license to use the Windstream trademark in connection with our publication, marketing and distribution of directory products and related marketing materials in Windstream’s service areas. We also received an exclusive, royalty-free 50-year license to use the WindstreamYellowPages.com domain name. In addition, we hold a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with our activities under a local advertising reseller agreement with YellowPages.com LLC. We also own The Berry Company trademark. Our ability to continue to use licensed marks is subject to our compliance with the terms and conditions of the respective licenses. These intellectual property rights are important to our business as our advertising sales depend to a large extent on our ability to develop and maintain strong brand recognition in the markets we serve, in particular the Windstream brand and the WindstreamYellowPages.com and YellowPages.com domain names. Consequently, the loss or significant limitation of our rights to use, or injury to the goodwill associated with, the trademarks we license or own could diminish our brand and impair our ability to generate advertising revenue in affected markets.

We license other key trademarks we currently use from the applicable LEC. These licenses generally interact with the other contractual arrangements with the applicable LEC, including with respect to the term of the license. Because we license, and do not own, these trademarks, we do not control their prosecution, maintenance or enforcement. Although provisions in the license agreements limit the actions the LECs may take with regard to the trademarks, our inability to control the prosecution, maintenance or defense of the trademarks could result in decisions adverse to us with regard to these trademarks, including the elimination of our rights to use a trademark. In addition, not all of the trademarks that we license from LECs are subject to state or federal trademark protection. This lack of protection may make it more difficult for the relevant LEC to defend against potential infringers and thus could decrease the value of the licensed trademarks to us.

Certain trademarks that we use contain generic terms or may be considered merely descriptive, and therefore may be less valuable to us.

Trademarks that we use may be less valuable to us to the extent a trademark is considered generic or merely descriptive. For example, the phrases “White Pages” and “Yellow Pages” are considered generic by the USPTO, and the three-fingered “Walking Fingers” logo is in the public domain, meaning that third parties are free to use such phrases or logos in their own trademarks and designs. Moreover, elements of some of our licensed trademarks may be considered merely descriptive of the particular good or its source. Descriptive trademarks are initially only allowed registration on the Supplemental Register of the USPTO, if at all, which does not provide the same benefits as registration on the Principal Register. The trademarks currently registered on the Supplemental Register may not become registerable on the Principal Register and therefore afford less protection against use by third parties.

Legal actions involving the trademarks that we own or license could have an adverse effect on our business.

We may be required from time to time to bring lawsuits against third parties to protect our rights in trademarks that we own or license. Similarly, from time to time, we may be party to proceedings whereby third parties challenge our rights in these trademarks. Any such lawsuits or other actions that we bring may not be successful and we may be found to have infringed or be infringing upon the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights, or loss of important intellectual property rights, that are significant to our business, any lawsuits, regardless of the outcome, or threatened litigation could result in substantial costs and diversion of resources, including costs associated with obtaining additional licenses to continue to use such intellectual property rights, and could materially harm our business, financial condition and results of operations.

Litigation related to defamation and other claims could harm our business.

Various lawsuits and other claims typical for a business of our size and nature are pending against us or may be threatened against us from time to time. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data collection and users of the data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. The defense of these claims and an adverse outcome of any such lawsuit could be costly, could harm our reputation with our customers and otherwise divert the attention of our management.

In addition, from time to time we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition. Any potential judgments, fines or penalties relating to these matters, however, may harm our results of operations in the period in which they are recognized.

Legislative initiatives directed at limiting or restricting the distribution of our print directory products or shifting the costs and responsibilities of waste management related to our print products could adversely affect our business.

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents “opt-in,” that is, affirmatively request to receive our print products. Other less restrictive “opt out” initiatives would allow residents to request not to receive our print products. Neither “opt-in” legislation nor “opt-out” legislation has been adopted in any state or locality in which we operate. However, “opt out” legislation has been proposed in six of the states in which we operate. If opt-in or opt out legislation were adopted in other markets, advertisers may perceive that our value proposition is diminished, as the audience that is being reached may decrease. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing customers.

Future changes in applicable laws and regulations may affect our business.

Future changes in federal and state communications laws and regulations applicable to directory publishing obligations could change the competitive landscape or create significant compliance costs for us, each of which could impact our profitability. In addition, as the IYP directory industry develops, specific laws relating to the provision of Internet services and the use of digital and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. Regulations on the use of data and with respect to data security are also still developing. If our regulatory environment becomes more restrictive, including by increased Internet regulation, restrictions on the use of data, and requirements for the protection of data, our business, results of operations and financial condition could be adversely affected.

Our LEC customers’ regulatory obligation to publish White Pages directories may change over time, which may result in an increase in our future operating costs or a decline in our revenues.

State public utilities commission requirements obligate incumbent LECs, including Windstream and other incumbent LECs for which we publish directories, to publish and distribute White Pages directories to substantially all residences and businesses in the geographic areas they serve. The legal and regulatory provisions also require incumbent LECs, in specified cases, to include information relating to the provision of telephone service provided by that LEC and other carriers in the service area, as well as information relating to local and state governmental agencies. Incumbent LECs are also generally required to publish and distribute White Pages directories under interconnection agreements they maintain with other LECs and resellers of local exchange services. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreement with Windstream and our agreements with other incumbent LECs, we are generally required to fulfill the LEC’s regulatory and contractual obligations to publish White Pages directories in its service areas. If any additional legal requirements are imposed with respect to these obligations, we would be obligated to comply with these requirements, even if this were to increase our publishing costs. Our LEC customers generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy their publishing obligations. Our ability to effectively compete with directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenues to cover any of these unreimbursed compliance costs.

In January 2008, the Public Utilities Commission of Ohio issued an order allowing CBT relief from a state regulatory requirement that obligates LECs to provide their customers with directory information either through a printed directory or free directory assistance. As a result of this decision, CBT telephone customers may now be provided with an online, electronic version of the White Pages in lieu of a printed directory, although a printed White Pages directory must still be provided to customers on request. Other states in which we operate, including Kentucky and North Carolina, are considering similar measures that would reduce or eliminate the requirement that printed White Pages directories be distributed to substantially all residences and business in LEC service areas. The effect of these initiatives will likely be to reduce the number of printed White Pages directories that are distributed, which could negatively impact our ability to market our paid White Pages advertising products to new and existing customers, which would negatively impact our revenue.

Prior to July 2008, we were not subject to the Sarbanes-Oxley Act of 2002.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Prior to the filing on July 11, 2008 of the registration statement relating to our offer to exchange all the Regatta senior subordinated notes for the Regatta exchange notes, we were not subject to any of the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires, among other things, public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosure of material information and to have management review and attest to the effectiveness of those controls on a quarterly basis. The Sarbanes-Oxley Act also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurances regarding the reliability of financial reporting and preparation of financial statements and to have management review and attest to the effectiveness of those controls on an annual basis (and to have our independent auditor attest to the effectiveness of such internal controls).

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by the rules of the SEC. Material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would preclude a conclusion that we maintain effective internal control over financial reporting. Such a conclusion would be required to be disclosed in future annual reports and could impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting, which could harm our reputation and the value of the Regatta exchange notes.

Management has concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

Management has concluded that as of December 31, 2008, our disclosure controls and procedures were not effective. Please refer to Item 9A(T) of this annual report for further discussion of the ineffectiveness of our disclosure controls and procedures as of December 31, 2008. We are implementing ongoing process improvements in our internal controls over financial reporting as part of our continuing efforts to integrate the Berry ILOB and LIYP. While we have made efforts to remediate these deficiencies, including as part of our preparation for compliance with the provisions of Section 404 of the Sarbanes-Oxley Act by December 31, 2009, additional deficiencies and internal control weaknesses that have not yet been identified could have a material adverse effect on our results of operations and financial condition, as well as impair our ability to meet quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, in a timely manner. This could in turn adversely affect the trading price of the Regatta exchange notes, result in material misstatements in our consolidated financial statements and require further restatements of our consolidated financial statements. Therefore, even if we are successful in strengthening our disclosure controls and procedures and internal controls over financial reporting, such controls and procedures may not be adequate to prevent or identify existing or future internal control weaknesses or ineffective disclosure controls and procedures. Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their known inherent limitations (such limitations are further discussed in Item 9A(T) of this annual report). Because of such inherent limitations, there is a risk that material misstatements in our results of operations and financial condition may not be prevented or detected on a timely basis by our disclosure controls and procedures and our internal controls over financial reporting.

Loss of key personnel or our inability to attract and retain highly qualified individuals in the directories publishing business could adversely affect our business.

We depend on the continued services of key personnel, including the experienced senior management team of Regatta Holdings and its affiliates, including Local Insight Media Holdings, as well as our regional sales management personnel. Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals in the directories publishing business. Our ability to attract and retain qualified personnel depends on numerous factors, including factors that we cannot control, such as conditions in the local markets in which we operate. Although we believe that we could replace our key employees within a reasonable time should the need arise, the loss of key personnel could harm our business, financial condition and results of operations.

Turnover among sales representatives could adversely affect our business.

A loss of a significant number of experienced sales representatives would likely result in fewer advertising sales in our directories and could adversely affect our business. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate.

Union organizing activity could lead to strikes or work stoppages by some or all of our employees in the future, which could adversely affect our operations.

At December 31, 2008, we employed 1,202 employees, including a local sales force of 492 sales representatives. None of our employees is currently represented by a union. We are not currently aware of any union organizing activity at any of our facilities. However, we cannot guarantee that our relations with our workforce will remain positive, or that union organizers will not be successful should they attempt to organize employees at our facilities in the future. If some or all of our employees were to become unionized and they were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, if some or all of our employees were to become unionized we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.

Fluctuations in the price or availability of paper could materially affect our costs and, as a result, our profitability.

The principal raw material that we use is paper. In 2008, we did not obtain paper directly from paper mills. Rather, Quebecor and Des Plaines purchased the paper on our behalf at market prices and then charged them to us under our contracts with these providers. Under our printing contracts, we have the right to purchase paper directly rather than through our third party printers. In 2009 and beyond, we intend to purchase paper either directly or through our third party printers, depending on which option offers the lowest price. Changes in the supply of, or demand for, paper could affect delivery times and cause prices to fluctuate. Our third-party print service providers may not be able to continue to purchase paper at reasonable prices and any increases in the cost of paper could impact the profitability of our print directories and harm our overall operating results and financial condition.

Environmental compliance costs and liabilities could harm our operating results, including our cash available for operations.

Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, they could harm our business, financial condition and results of operations.

We are controlled by the Welsh Holdings Group, whose interests as equity holders may conflict with yours as a creditor.

We are controlled by the Welsh Holdings Group, which directly or indirectly owns 91.0% of Local Insight Media Holdings, our indirect parent. The Welsh Holdings Group is comprised of certain funds and individuals affiliated with WCAS. Through its ownership, WCAS is able, among other things, to elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation, approve mergers, sales of our stock and sales of substantially all of our assets and control our affairs and policies. In addition, the Compensation Committee of the Board of Directors of Local Insight Media Holdings makes decisions with respect to the compensation and employment terms of our executive officers. The interests of WCAS and its affiliates might conflict with those of the holders of the notes. For example, the holders of the Regatta exchange notes might want us to raise additional equity from our equity sponsor or other investors to reduce our leverage and pay our debts, while our equity sponsor might not want to increase its investment in us or have its ownership diluted and may instead choose to take other actions, such as selling our assets. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Regatta exchange notes and our other financial obligations.

We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $570.4 million and up to $3.4 million of additional revolver availability under our credit facilities (assuming that Lehman Brothers Inc. funds its remaining $3.4 million commitment under our senior secured revolving credit facility, which following the bankruptcy of its parent it has failed to do). Because of the bankruptcy of Lehman Brothers Inc.’s parent, we believe the $3.4 million of additional revolver capacity will not be available to us. In addition, our existing credit facilities provide an uncommitted incremental facility of up to $100.0 million.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Regatta exchange notes;

•	make it more difficult to satisfy our other financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to make future acquisitions.

We require a significant amount of cash to service our indebtedness. We may not be able to repay our indebtedness or remain compliant with the covenants contained in our credit facilities or the indenture governing the Regatta exchange notes.

Our ability to make payments on and to refinance our indebtedness, including the Regatta exchange notes, and to fund capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, as mentioned above, our print revenue is expected to decline in 2009 compared to 2008 and may continue to decline beyond 2009.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our liquidity needs for the foreseeable future. However, if our business does not generate sufficient cash flows from operations, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay our indebtedness, including our credit facilities and Regatta exchange notes, or to fund our other liquidity needs.

In addition, our credit facilities and the indenture governing the Regatta exchange notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Regatta exchange notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes.

We may need to refinance all or a portion of our indebtedness, including our credit facilities and the Regatta exchange notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facilities or the Regatta exchange notes, on commercially reasonable terms or at all.

Our discretion in some matters is limited by the restrictions contained in our credit facilities and in the indenture governing the Regatta exchange notes, and any default on our credit facilities or the indenture governing the Regatta exchange notes could harm our business, profitability and growth prospects.

The agreement that governs our credit facilities and the indenture governing the Regatta exchange notes contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. Our credit facilities and the indenture, among other things, restrict our ability to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends and make certain distributions, investments and other restricted payments;

•	create certain liens;

•	sell assets;

•	enter into transactions with affiliates;

•	merge, consolidate, sell or otherwise dispose of all or substantially all of our assets;

•	designate our subsidiaries as unrestricted subsidiaries;

•	limit the ability of restricted subsidiaries to make payments to us; and

•	make acquisitions.

In addition, our credit facilities contain certain financial covenants requiring us to comply with leverage ratio and interest coverage ratio requirements. Our ability to borrow funds for any purpose depends on our satisfying these requirements.

If we fail to comply with any of the financial covenants or the other restrictions contained in our credit facilities or any future financing agreements, an event of default could occur. An event of default could result in the acceleration of some or all of our debt. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, including our obligations under the Regatta exchange notes.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt and will be allowed to make a one time dividend payment to our stockholder. This could further exacerbate the risks associated with our substantial leverage.

The terms of the indenture governing the Regatta exchange notes and our credit facilities do not prohibit us or our subsidiaries from acquiring substantial additional debt if we are otherwise in compliance with our financial covenants, including leverage ratios. We can, subject to meeting certain financial covenant tests, incur up to $100.0 million of additional debt under the uncommitted incremental facility provided for in our credit facilities. Because of the bankruptcy of Lehman Brothers Inc.’s parent, we believe the $3.4 million of additional revolver capacity under our existing credit facilities will not be available to us. Any borrowings under our credit facilities would be senior to the Regatta exchange notes in right of payment. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

In addition, subject to certain conditions, including pro forma compliance with a leverage ratio, prior to March 31, 2010, the indenture governing the Regatta exchange notes permits us to make a one time dividend to our stockholders, subject to certain contractual conditions (including sufficient restricted payment capacity under our credit facilities) and state corporate law limitations limiting our ability to declare a dividend by the amount of funds legally available therefor. See “The Regatta Exchange Notes—Certain Covenants—Restricted Payments.”

Continued disruption in financial markets may affect our ability to access sufficient funding.

The global financial crisis and the broad domestic economic downturn have disrupted credit and equity markets globally, which has reduced the availability of investment capital and credit. A continuation or worsening of these conditions may make it difficult or impossible for us to refinance our indebtedness and access adequate funding to raise additional capital if needed, and may otherwise have a material adverse effect on our liquidity and capital resources.

Risks Related to the Split-Off

If the Split-Off were to become taxable to Windstream, our results of operations could be materially adversely affected if we are required to indemnify Windstream for a tax-related loss.

The Split-Off was conditioned, among other things, upon the receipt by Windstream and the Welsh Regatta Group of a private letter ruling from the IRS (which was received in November 2007) to the effect that: (i) the contribution by Windstream of its directory publishing business to Regatta Holdings, (ii) the receipt by Windstream of the special cash dividend of $40.0 million declared by us and the Regatta senior subordinated notes, (iii) the exchange of the Regatta senior subordinated notes for Windstream debt and (iv) the distribution of the Regatta Shares in exchange for the 19,574,422 shares of Windstream common stock then held by the Welsh Regatta Group in the Split-Off will qualify as a tax-free transaction to Windstream, Regatta Holdings and the Welsh Regatta Group for United States federal income tax purposes under Section 355, Section 368 and related provisions of the Internal Revenue Code of 1986, as amended, or the Code. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and the Welsh Regatta Group will not be able to rely on the ruling.

The Split-Off was also conditioned upon the receipt by each of Windstream and the Welsh Regatta Group of an opinion from its respective tax counsel to the effect that the Split-Off will be tax-free to Windstream and Regatta Holdings, and to the Welsh Regatta Group, respectively, pursuant to Section 355 and other relevant provisions of the Code. In addition, the Split-Off was conditioned upon the receipt by Windstream of an opinion from its tax counsel to the effect that (i) the contribution by Windstream of its directory publishing business to Regatta Holdings, (ii) the receipt by Windstream of the $40.0 million dividend and the Regatta senior subordinated notes and (iii) the exchange by Windstream of the Regatta senior subordinated notes for Windstream debt, will qualify as tax-free to Windstream under Section 368 and related provisions of the Code, and that the Regatta senior subordinated notes will be treated as “securities” for purposes of Section 361 of the Code. Each opinion relied on the IRS letter ruling as to matters covered by the ruling. All of these opinions were based on, among other things, current law and certain representations and assumptions as to factual matters made by Windstream, Regatta Holdings and the Welsh Regatta Group. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in its opinion. The opinions are not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinions.

The Split-Off would become taxable to Windstream pursuant to Section 355(e) of the Code if 50% or more of the shares of either Windstream common stock or Regatta Holdings common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the Split-Off. If the IRS were to determine that acquisitions of Windstream common stock or Regatta Holdings common stock, either before or after the Split-Off, were part of a plan or series of related transactions that included the Split-Off, such determination could result in recognition of gain by Windstream under Section 355(e). In any such case, the gain recognized by Windstream likely would include the entire fair market value of the stock of Regatta Holdings, and thus would be very substantial. In connection with the request for the IRS private letter rulings and the opinion of Windstream’s counsel, Windstream and the Welsh Regatta Group represented that the Split-Off is not part of any such plan or series of related transactions.

Under the tax sharing agreement among Windstream, Regatta Holdings and the Welsh Regatta Group, we are generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the transactions is lost as a result of a disqualifying action taken by any of the Welsh Regatta Group, or by Regatta Holdings or its subsidiaries, after the Split-Off. See “—Risks Related to the Split-Off—Regatta Holdings may be affected by significant restrictions with respect to certain actions that could jeopardize the tax free status of the Split-Off” and “Certain Relationships and Related Transactions — Tax Sharing Agreement Among Windstream, Regatta Holdings and Members of the Welsh Regatta Group.” The amount of any such losses likely would have a material adverse effect on our business.

Regatta Holdings may be affected by significant restrictions with respect to certain actions that could jeopardize the tax-free status of the Split-Off.

The tax sharing agreement restricts Regatta Holdings from taking certain actions that could jeopardize the tax-free status of the Split-Off (which the tax sharing agreement refers to as “disqualifying actions”), including:

•

generally, for two years after the Split-Off, not taking, or permitting any of our subsidiaries to take, an action that might be a disqualifying action, without receiving the prior determination of Windstream that the action would not jeopardize the tax-free status of the Split-Off;

•

generally, for two years after the Split-Off, not entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Regatta Holdings stock or the issuance of shares of Regatta Holdings stock, or options or other rights or instruments that provide for the possibility of the issuance or redemption of Regatta Holdings stock, unless, generally, all such agreements, understandings, arrangements, substantial negotiations or other issuances, taken together, do not involve an acquisition by a person or persons of a 50% or greater interest in Regatta Holdings within the meaning of Section 355(d)(4) of the Code; and

•

for two years after the Split-Off, causing certain wholly-owned subsidiaries that were wholly-owned subsidiaries of Regatta Holdings at the time of the Split-Off to continue the active conduct of Windstream’s directory publishing business to the extent so conducted by those subsidiaries immediately prior to the Split-Off.

See Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Tax Sharing Agreement Among Windstream, Regatta Holdings and Members of the Welsh Regatta Group.”

Because of these restrictions, Regatta Holdings may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two years subsequent to the Split-Off, and may otherwise be limited in taking actions that would be advantageous to Regatta Holdings.

Risks Related to Our Affiliates’ Indebtedness

Our affiliates’ substantial indebtedness could materially adversely affect our business, financial condition and results of operations.

Subsidiaries of Local Insight Media Holdings other than Regatta Holdings have a significant amount of indebtedness. As of December 31, 2008, such other subsidiaries of Local Insight Media Holdings had total indebtedness of approximately $1.2 billion. In particular, Local Insight Media Finance LLC, a wholly owned, indirect subsidiary of Local Insight Media Holdings, and ACS Media, CBD Media and HYP Media (which are wholly owned subsidiaries of Local Insight Media Finance LLC) are co-issuers of certain senior notes and subordinated notes aggregating approximately $836.2 million as of December 31, 2008. Any default under, or failure to refinance, any such indebtedness could lead to a partial or total cessation of payments to us by ACS Media, CBD Media and HYP Media under their directory publishing agreements with us, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Regatta Exchange Notes and Related Guarantees

The right to receive payments on the Regatta exchange notes will be junior to the rights of lenders under our credit facilities and the senior indebtedness of the guarantors of the Regatta exchange notes, including any of our or the guarantors’ future senior debt.

The Regatta exchange notes are unconditionally guaranteed on a senior subordinated unsecured basis by LIYP, The Berry Company and LILM and our future restricted subsidiaries. The Regatta exchange notes and the guarantees rank in right of payment behind all of our and the guarantors’ existing and future senior indebtedness, including borrowings under our existing credit facilities, and rank junior in right of payment behind all of our and the guarantors’ future borrowings, except any future indebtedness that expressly provides that it ranks equally or is junior in right of payment to the Regatta exchange notes and the guarantees.

We and the guarantors may not pay principal, premium, if any, interest or other amounts on account of the Regatta exchange notes or the guarantees in the event of a payment or other default in respect of our senior indebtedness, including debt under our existing credit facilities, unless the senior indebtedness has been paid in full or the default has been cured or waived. In addition, in the event of certain other defaults with respect to the senior indebtedness, we or the guarantors may not be permitted to pay any amount on account of the Regatta exchange notes or the guarantees for a designated period of time. Because of the subordination provisions in the Regatta exchange notes and the guarantees, in the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us or a guarantor, our or the guarantor’s assets will not be available to pay obligations under the Regatta exchange notes or the applicable guarantee until we have, or the guarantor has, made all payments in cash on its senior indebtedness. Sufficient assets may not remain after all these payments have been made to make any payments on the Regatta exchange notes or the applicable guarantee, including payments of principal or interest when due. In addition, in the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors, holders of the Regatta exchange notes will participate with trade creditors and all other holders of our and the guarantors’ senior subordinated indebtedness, as the case may be, in the assets remaining after we and the guarantors have paid all of the senior indebtedness. However, because the indenture governing the Regatta exchange notes requires that amounts otherwise payable to holders of the Regatta exchange notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the Regatta exchange notes may receive less, ratably, than holders of trade payables or other unsecured, unsubordinated creditors in any such proceedings. In any of these cases, we and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the Regatta exchange notes may receive less, ratably, than the holders of senior indebtedness.

The right to receive payments on the Regatta exchange notes could be adversely affected if any future non-guarantor subsidiary declares bankruptcy, liquidates or reorganizes.

Currently, all of our subsidiaries guarantee the Regatta exchange notes. However, it is possible that not all of our subsidiaries will guarantee the exchange notes in the future. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

In the event that certain of our subsidiaries are not guarantors in the future, the assets of these subsidiaries will be subject to prior claims by creditors of those subsidiaries.

The indenture governing the Regatta exchange notes does not limit our ability to invest in restricted subsidiaries that are not guarantors of the Regatta exchange notes. Holders of the Regatta exchange notes will not have a claim as creditors against our subsidiaries that are not guarantors of the Regatta exchange notes. Therefore, the assets of our non-guarantor subsidiaries will be subject to prior claims by creditors of those subsidiaries, whether secured or unsecured. Unrestricted subsidiaries under the indenture governing the Regatta exchange notes are also not subject to the covenants in the indenture governing the Regatta exchange notes. The indenture governing the Regatta exchange notes permits our restricted subsidiaries that are not guarantors of the Regatta exchange notes to incur significant debt.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.

Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims in respect of a guarantee can be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee can be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•

if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the exchange notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. A court making this determination, however, may apply a different standard or disagree with our conclusions in this regard.

The amount that can be collected under the guarantees will be limited.

Each of the guarantees is limited to the maximum amount that can be guaranteed by a particular guarantor without rendering the guarantee, as it relates to that guarantor, voidable. See “- Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.” In general, the maximum amount that can be guaranteed by a particular guarantor may be significantly less than the principal amount of the Regatta exchange notes.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Regatta exchange notes.

Upon the occurrence of certain specific change of control events, we will be required to offer to repurchase all outstanding Regatta exchange notes at 101% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Regatta exchange notes or that restrictions in our credit facilities will not allow such repurchases, in which event, we would be in default on the Regatta exchange notes as upon the occurrence of the “change of control” event. In addition, our failure to purchase the Regatta exchange notes after a “change of control” in accordance with the terms of the indenture governing the Regatta exchange notes would result in a default under our credit facilities.

There is no public market for the Regatta exchange notes and a market for the Regatta exchange notes may not develop; holders of the Regatta exchange notes therefore may not be able to sell their Regatta exchange notes.

There is no established public market for the Regatta exchange notes. We do not intend to have the Regatta exchange notes listed on a national securities exchange or included in any automated quotation system. Each of the initial purchasers of the Regatta senior subordinated notes advised us at the time of their issuance that it then intended to make a market in the Regatta exchange notes as permitted by applicable laws and regulations. However, the initial purchasers are not obligated to make a market in the Regatta exchange notes, and any of them may discontinue its market-making activities at any time without notice. Therefore, an active market for the Regatta exchange notes may not develop or, if developed, may not continue. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Regatta exchange notes. These disruptions may adversely affect the prices at which the Regatta exchange notes may be sold. In addition, the Regatta exchange notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our performance and other factors.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

Our corporate headquarters are located in Englewood, Colorado and are shared on a leased basis with Local Insight Media Holdings. The cost of our headquarters facility is managed through our consulting agreement with LIMI.

LIYP’s main offices, which LIYP owns, are located in Hudson, Ohio. LIYP also owns a production facility in Macedonia, Ohio. LIYP leases four other facilities (comprising three sales offices and one production facility) which total approximately 40,617 square feet of space. The Berry Company’s main offices, which are leased from L.M. Berry, are located in Dayton, Ohio. The Berry Company operates from 19 other facilities, comprised of a combination of 17 sales offices and two production facilities, totaling approximately 261,167 square feet of space. All The Berry Company’s facilities are leased.

We consider our properties to be suitable and adequate for their intended purposes. The following table provides information with respect to our principal facilities:

Property location	Occupant	Approximate square footage		Purpose	Leased or owned	Lease expiration
Dayton, Ohio	The Berry Company	89,705 ft	[2]	Administration and production	Leased	2013
Hudson, Ohio	LIYP	57,247 ft	[2]	Administration	Owned	n/a
Rochester, New York	The Berry Company	27,251 ft	[2]	Sales	Leased	2009
Macedonia, Ohio	LIYP	26,132 ft	[2]	Production	Owned	n/a
Cincinnati, Ohio	The Berry Company	22,510 ft	[2]	Sales	Leased	2017
Dayton, Ohio	The Berry Company	19,135 ft	[2]	Sales and production	Leased	2010
Erie, Pennsylvania	LIYP	17,000 ft	[2]	Production	Leased	2010
Honolulu, Hawaii	The Berry Company	15,515 ft	[2]	Sales	Leased	2010
Others (19 facilities)		110,668 ft	[2]		Leased	2009-2014

ITEM 3	LEGAL PROCEEDINGS

Various lawsuits and other claims typical for a business of our size and nature are pending against us, and we may be involved in future claims and legal proceedings incident to the conduct of our business. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. Although to date we have not had notice of any material claims relating to defamation or breach of privacy claims, we may be party to litigation matters that could adversely affect our business.

In addition, from time to time we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. Any potential judgments, fines or penalties relating to these matters, however, may have a material effect on our results of operations in the period in which they are recognized.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December  31, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the equity securities of Regatta Holdings.

Holders

As of the date of this annual report, there are four holders of record of Regatta Holdings’ equity securities. Regatta Investor LLC, Regatta Holdings I, L.P., Regatta Holdings II, L.P. and Regatta Holdings III, L.P. own 100% of the outstanding capital stock of Regatta Holdings. Regatta Holdings I, L.P., Regatta Holdings II, L.P. and Regatta Holdings III, L.P. are wholly owned by Regatta Investor LLC. Local Insight Media Holdings indirectly owns, through wholly owned holding companies, 100% of the outstanding membership interests of Regatta Investor LLC.

Dividends

No cash dividends have been declared on any class of Regatta Holdings’ common equity during the two most recent fiscal years.

Recent Sales of Unregistered Securities

In connection with the formation of Regatta Holdings on December 11, 2006, Regatta Holdings issued and sold 1,000 shares of its common stock to Windstream for aggregate consideration of $10.00. No underwriters were involved in the sale, which was exempt from registration under the Securities Act of 1933, as a private offering pursuant to the provisions of Section 4(2) thereof.

In connection with the Split-Off on November 30, 2007, Windstream exchanged the Regatta senior subordinated notes for outstanding Windstream debt held by certain selling security holders. These security holders resold the Regatta senior subordinated notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. We did not receive any proceeds from the sale of the notes by the selling security holders. In November 2008, we completed an offer to exchange all the Regatta senior subordinated notes for the Regatta exchange notes, which were registered under the Securities Act.

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data. The following financial data has been derived from our financial statements. The following financial data of Windstream Regatta Holdings, Inc., which we refer to as our predecessor company, for the period from January 1, 2007 to November 30, 2007, and as of and for the years ended December 31, 2004, 2005 and 2006, has been derived from the financial statements of our predecessor company.

The statement of operations data, cash flow data and certain other financial data included in the selected financial data for the year ended December 31, 2008 include The Berry Company’s results of operations for the period from April 23, 2008 (the date The Berry Company acquired the Berry ILOB) to December 31, 2008. Accordingly, such statement of operations data is not directly comparable to the periods presented. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, the results of operations and cash flows for the year ended December 31, 2008 are not indicative of our future results of operations and cash flows because such results and cash flows do not include the Berry ILOB for the full year.

The selected historical financial data below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this annual report.

Regatta Holdings Consolidated Selected Financial Data

(in thousands)

	Year Ended December 31, 2004 (Predecessor)	Year Ended December 31, 2005 (Predecessor)	Year Ended December 31, 2006 (Predecessor)	Eleven Months Ended November 30, 2007 (Predecessor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Year Ended December 31, 2008 (Successor)
Statement of operations data:
Revenue	$156,436	$155,777	$149,732	$122,650	$10,221	$434,572
Cost of revenue (exclusive of certain depreciation and amortization included below)	36,896	33,300	31,755	27,903	7,566	128,996
Publishing rights	22,691	20,603	19,043	14,713	616	212,170
Publishing rights paid to Windstream	57,334	59,297	58,334	45,738	—	—
General and administrative expense	26,003	29,036	30,056	27,208	2,800	101,966
Consulting fees-affiliate	—	—	—	—	11,061	10,000
Depreciation and amortization	1,569	1,688	1,698	1,488	2,373	53,201
Transaction costs and other charges	561	124	11,146	3,280	—	919

Operating income (loss)	11,382	11,729	(2,300)	2,320	(14,195)	(72,680)
Interest income, net	—	—	—	—	—	(234)
Interest expense, net	1,888	1,790	2,008	2,786	2,515	49,465
Other expense, net	46	10	5	7	—	384

Income (loss) before income taxes	9,448	9,929	(4,313)	(473)	(16,710)	(122,295)
Income tax provision (benefit)	3,542	3,715	2,626	66	(5,461)	(46,525)

Net income (loss)	$5,906	$6,214	$(6,939)	$(539)	$(11,249)	$(75,770)

Balance sheet data (at end of period):
Cash and cash equivalents	$1	$1	$1	$1	$1,758	$19,421
Total assets	79,320	78,056	79,921	67,945	675,039	871,068
Total debt	—	—	—	—	285,000	539,145
Stockholders’ equity	55,800	58,830	59,951	53,178	237,542	162,886
Cash flow data:
Operating activities	$(1,749)	$3,926	$(3,955)	$5,494	$(10,604)	$27,081
Investing activities	(871)	(742)	(189)	(100)	(264,906)	(248,472)
Financing activities	2,620	(3,184)	4,144	(5,394)	277,268	239,054
Capital expenditures	933	764	213	100	1,938	7,075

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to and following the consummation of the Split-Off on November 30, 2007 and the acquisition of the Berry ILOB on April 23, 2008. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the Split-Off and the Berry ILOB acquisition, including significantly increased leverage and debt service requirements. You should read this discussion and analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this annual report. This Item contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements, including as a result of factors set forth under the sections of this annual report entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this annual report.

Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity or operated the Berry ILOB during all periods presented.

Overview

We are a leading Yellow Pages and online local search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. We operate in a single business segment through our two operating subsidiaries: LIYP and The Berry Company. All operations occur in the United States. LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. LIYP is the exclusive official publisher of Windstream-branded print and Internet directories in the Windstream Service Areas. During 2008, LIYP also published print directories on behalf of more than 76 other LECs. The Berry Company, which acquired the Berry ILOB in April 2008, provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. During 2008, The Berry Company published print directories on behalf of 79 customers, 34 of which used The Berry Company for the publication of their IYP directories.

We offer a complete array of services relating to print directories, including local and national sales, marketing, advertising design and production, quality review and printing and distribution. We also offer a full range of digital local search products and services, including publication of and sale of advertisements in Internet Yellow Pages, or IYP, directories; website production and maintenance; the delivery of local advertisements through major search engines, such as Google, MSN and Yahoo!; and distribution of Internet-based advertising content to third party IYP and search networks, including YellowPages.com.

We are an authorized reseller of YellowPages.com online advertising listings in all the markets that we currently serve. As part of this relationship, we have created an integrated production platform that enables seamless distribution of advertiser content to YellowPages.com, a leading national IYP and local search directory.

Split-Off From Windstream

On November 30, 2007, we were split off from Windstream to certain funds affiliated with WCAS in the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc. We refer to Windstream Regatta Holdings, Inc. prior to the closing of the Split-Off as our predecessor company.

Acquisition of the Berry ILOB

On April 23, 2008, our wholly-owned subsidiary, The Berry Company, acquired substantially all the assets and certain liabilities of the Berry ILOB from L.M. Berry for a total purchase price of $235 million in cash (subject to certain adjustments relating to working capital). Prior to its acquisition of the Berry ILOB, The Berry Company had no operations.

Basis of Presentation

Our predecessor company was a fully integrated business of Windstream; consequently, we derived the financial statements for all periods prior to December 1, 2007 from the historical financial statements of Windstream. These historical financial statements include the assets, liabilities, businesses and employees reflected in the specific financial accounting records of the entities that comprised the domestic print and IYP directory publishing operations of Windstream prior to the Split-Off.

Because of our predecessor company’s relationship with Windstream prior to the Split-Off, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we been operated without the shared resources of Windstream. Accordingly, the historical financial statements for the eleven months ended November 30, 2007 and year ended December 31, 2006 are not necessarily indicative of our future results of operations, financial position and cash flows. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, the results of operations and cash flows for the year ended December 31, 2008 are not indicative of our future results of operations and cash flows because such results and cash flows do not include the Berry ILOB for the full year.

Adoption of Deferral and Amortization Method

In connection with the Split-Off, we adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue and associated direct and incremental costs are recognized over the expected lives of the directories (generally 12 months), commencing in the month of delivery. Under the delivery method of revenue recognition used by our predecessor company, revenue and associated direct and incremental costs are recognized when the book is delivered. We believe the deferral and amortization method of revenue recognition is preferable because print revenue and cost of sales are recognized over the life of the respective directories, thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also the prevalent method other companies use in the Yellow Pages publishing industry. We have presented the adoption of this accounting policy on a prospective basis effective December 1, 2007 in the consolidated financial statements. The initial year of this change in accounting policy has a negative impact on the timing of our revenue recognition. However, this change in accounting policy does not impact the amount or timing of cash flow generated. The same timing of recognition applies to direct and incremental costs for each book published.

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

Publishing Rights

As part of the Split-Off, LIYP entered into a publishing agreement with Windstream, pursuant to which LIYP agreed to publish Windstream-branded directories in the Windstream Service Areas. We are the exclusive publisher of Windstream-branded directories in the Windstream Service Areas and, following the Split-Off, no longer pay royalties to Windstream for the publishing and other rights granted under the agreement.

General and Administrative Expense

In connection with the Split-Off, LIYP entered into a transition services agreement with Windstream. Under this agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement has now terminated. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were approximately $0.3 million for the one-month period ended December 31, 2007 and approximately $2.0 million during the year ended December 31, 2008. Following the termination of the transition services agreement, we expect operating costs to be greater than historical costs incurred by our predecessor company, due to lower economies of scale.

Consulting Fees

In January 2007, WCAS and our affiliate, LIMI, entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of LIMI’s direct and indirect subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the consulting fees and other amounts payable under the agreement for services rendered to Regatta Holdings and its subsidiaries. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. As of December 31, 2008 and 2007, we had paid LIMI consulting fees of approximately $10.0 million and $11.1 million, respectively, under this agreement. We expect that in future periods, consulting fees paid under this agreement with respect to LIYP will approximate $8.0 million per year and consulting fees paid under this agreement with respect to The Berry Company will approximate $2.0 million per year.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the year ended December 31, 2008, the one month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, print revenue comprised approximately 94.6%, 96.9%, 86.3% and 89.0% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our revenue, with approximately 86.3%, 97.9%, 87.3% and 87.7% of print revenue in the year ended December 31, 2008, the one month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, respectively, attributable to local advertisers and approximately 6.8%, 2.1%, 12.7% and 12.3%, respectively, attributable to national advertisers.

We also generate revenue from our IYP and digital search products and from other services provided to LECs. These revenues are generally derived from fixed fee monthly contracts and billed as such. The other revenue is generally derived from directory enhancements that are billed back to our LEC customers on a fee for service basis and fees derived from other sources, such as amounts received from CMRs in connection with sales to national advertisers. Directory enhancements are billed at the time the service is fulfilled based on negotiated contractual rates. Commissions earned from our CMR business are based on a stated percentage of billed revenues as defined in the underlying contracts. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

Growth in revenue can be affected by several factors, including changes in the number of advertising customers, changes in the pricing of advertising related to competitive, economic or other conditions, changes in the amount of advertising purchased per customer, changes in the size of the sales force and the introduction of additional products, which may generate incremental revenues. We anticipate our print revenue will decline in 2009 compared to 2008 due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. Our print revenue may continue to decline beyond 2009. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline.

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

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force, local marketing and promotional expenses, and sales training and customer care costs and (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, distribution, systems, customer services and billing. Cost of revenue excludes depreciation and amortization expense prior to the Split-Off. Effective after the Split-Off, cost of sales includes certain amortization associated with favorable sales contracts acquired in the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Prior to the Split-Off, costs directly attributable to producing print directories (for example, paper, printing and distribution) were expensed at the time the relevant directory was distributed, except for a pro rata portion of both revenues and related expenses that were deferred to provide for any contractual secondary deliveries. Subsequent to the Split-Off, we defer and recognize such direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the year ended December 31, 2008, the one month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, cost of revenue represented 25.4%, 31.0%, 23.2% and 20.9%, respectively, of all operating expenses and 29.7%, 74.0%, 22.8% and 21.2% , respectively, of revenue.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their directories. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for LEC customers. For the year ended December 31, 2008, the one month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, publishing rights represented 41.8%, 2.5%, 12.2% and 12.5%, respectively, of all operating expenses and 48.8%, 6.0%, 12.0% and 12.7%, respectively, of revenue.

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

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. For the year ended December 31, 2008, the one month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, general and administrative expense represented 20.1%, 11.5%, 22.6% and 19.8% of all operating expenses and 23.5%, 27.4%, 22.2% and 20.1% of revenue, respectively. Prior to the Split-Off, our general and administrative expense included the shared costs of other services, including real estate, information technology, legal, finance and human resources, all of which were shared among Windstream’s affiliates. However, since the consummation of the Split-Off and as a result of the termination of the services provided under our transition services agreement with Windstream, we now incur and bear these costs directly or indirectly through our consulting arrangement with LIMI.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we recorded incremental amortization expense related to the identifiable intangible assets, which consist of publishing agreements with useful lives ranging from four to 50 years and customer relationships with a useful life of 20 years.

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving credit facility, and issued $210.5 million in senior subordinated notes, or the Regatta senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a new senior secured credit facility, the proceeds of which were used in part to finance the Berry ILOB acquisition. The new senior secured credit facility consists of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility.

In November 2008, we consummated an offer to exchange all the Regatta senior subordinated notes for 11.00% Series B Senior Subordinated Notes due 2017, or the Regatta exchange notes, which had been registered under the Securities Act.

As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we now incur interest expense of approximately $51.0 million per year. Historically, our predecessor company participated in the centralized cash management of Windstream’s bank accounts. Our predecessor company earned interest income on receivables due from Windstream and was charged interest expense for payables due to Windstream. These predecessor intercompany obligations were satisfied and terminated upon the closing of the Split-Off.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Predecessor Eleven Months Ended November 30, 2007

Our results of operations for the twelve months ended December 31, 2008 and the results of operations for the eleven months ended November 30, 2007 are presented to provide a reasonable comparison of operating activity on a comparative basis between the 2008 and 2007 annual periods. However, the results are not directly comparable and are not necessarily indicative of future results because (i) the period ended December 31, 2008 contains 12 months of operating results and the period ended November 30, 2007 contains 11 months of operating results, (ii) our predecessor company was an affiliate of Windstream and shared certain general and administrative expenses and (iii) of the effect of the change from the delivery method to the deferral amortization method of accounting on the recognition of revenue and related direct and incremental costs prior to the Split-Off. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, the results of operations for the year ended December 31, 2008 are not indicative of our future results of operations because such results do not include the Berry ILOB for the full year. As a result, there are material differences between the periods relating to both the acquisition of the Berry ILOB and the timing of revenue and costs primarily associated with the print directory business resulting from our change in revenue recognition accounting policies.

The following table sets forth our operating results for the year ended December 31, 2008 and the operating results of our predecessor company for the eleven months ended November 30, 2007 (in thousands):

	Year Ended December 31, 2008 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)	Change	%
Revenue	$434,572	$122,650	$311,922	254.3%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	128,996	27,903	101,093	362.3%
Publishing rights	212,170	14,713	197,457	1342.1%
Publishing rights paid to Windstream	—	45,738	(45,738)	-100.0%
General and administrative expense	101,966	27,208	74,758	274.8%
Consulting fees - affiliate	10,000	—	10,000	—
Depreciation and amortization	53,201	1,488	51,713	3475.3%
Impairment charges	919	—	919	—
Transactions costs	—	3,280	(3,280)	-100.0%

Total operating expenses	507,252	120,330	386,922	321.6%

Operating income (loss)	(72,680)	2,320	(75,000)	-3232.8%
Other (income) expenses:
Interest income	(234)	—	(234)	—
Interest expense	49,465	2,786	46,679	1675.5%
Other expense	384	7	377	5385.7%

Loss before income taxes	(122,295)	(473)	(121,822)	25755.2%
Income tax provision (benefit)	(46,525)	66	(46,591)	-70592.4%

Net loss	$(75,770)	$(539)	$(75,231)	13957.5%

Revenue

Revenue of $434.6 million in the year ended December 31, 2008 increased $311.9 million, or 254.3%, compared to $122.7 million in the eleven months ended November 30, 2007. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB in April 2008, which comprised $308.6 million of revenue in 2008 and was not included in the financial results in 2007. The increase in revenue was partially offset by the effect of purchase accounting adjustments that resulted in a reduction to revenue of $30.0 million for the year ended December 31, 2008. Such reduction related primarily to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. In addition, during the year ended December 31, 2008, we printed six fewer directories compared to 2007 due to contracts lost with former LEC customers, representing a $1.5 million decline in revenue for the year.

Cost of Revenue

Cost of revenue in the year ended December 31, 2008 increased $101.1 million, or 362.3%, over the eleven months ended November 30, 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008 and the related cost of revenues for the period of $57.0 million, which includes margin associated with the amortization of favorable sales contracts of $10.9 million and $0.7 million of margin associated with deferred costs on unpublished directories attributable to the Berry ILOB acquisition. In addition, the margin associated with the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in $19.2 million in additional total cost of revenue for the period. The remaining difference is primarily related to the change in accounting policy in the successor period.

Publishing Rights

Publishing rights payable in the year ended December 31, 2008 increased by $197.5 million, or 1342.1%, over the eleven months ended November 30, 2007. This increase related primarily to the Berry ILOB’s publishing rights costs of $206.9 million, which were not incurred in 2007. This increase was partially offset by the loss of six directories that were published for LEC customers in 2007 but not 2008.

Publishing Rights Paid to Windstream

The elimination of publishing rights expense paid to Windstream in the year ended December 31, 2008 reflects the elimination of these expenses under our publishing agreement with Windstream, which was entered into in November 2007 in connection with the Split-Off.

General and Administrative Expense

General and administrative expense of $102.0 million in the year ended December 31, 2008 increased $74.8 million, or 274.8%, compared to $27.2 million in the eleven months ended November 30, 2007. The increase was primarily due to additional costs of $63.3 million incurred as result of the Berry ILOB acquisition in April 2008. In addition, in 2008 we incurred costs of approximately $1.3 million under the transition services agreement entered into in connection with the Split-Off, severance and related costs expensed of approximately $1.5 million, higher audit and tax related fees and certain information and technology costs related to the Split-Off that enable us to operate as a stand-alone entity.

Consulting Fees

Consulting fees of $10.0 million were incurred in the year ended December 31, 2008. Such fees were paid to LIMI for consulting services under our consulting agreement with that company, which is an affiliate of ours.

Depreciation and Amortization

Depreciation and amortization in the year ended December 31, 2008 increased $51.7 million, or 3475.3%, over the eleven months ended November 30, 2007. The increase was primarily due to (i) $24.8 million in depreciation and amortization associated with assets acquired in the Berry ILOB acquisition and (ii) $25.6 million in amortization of certain identifiable intangible assets recorded in purchase accounting for the Split-Off.

Impairment Charges

Impairment charges of $0.9 million recorded in the year ended December 31, 2008 primarily relate to certain property and vehicles held for sale at December 31, 2008.

Transaction Costs

Transaction costs of $3.3 million recorded in the eleven months ended November 30, 2007 relate primarily to accounting fees, legal fees and certain other expenses incurred by our predecessor company in connection with the Split-Off.

Interest Expense

Interest expense of $49.5 million was primarily the result of interest incurred on the debt issued in connection with the Split-Off and the financing of the acquisition of the Berry ILOB. Interest expense in the eleven months ended November 30, 2007 represents $2.8 million incurred by our predecessor company on interest charged on intercompany balances with Windstream.

Income Taxes

Income tax benefit of $46.5 million in the year ended December 31, 2008 is consistent with our loss before income taxes. Income tax expense of $0.1 million in the eleven months ended November 30, 2007 is consistent with the loss before income taxes, net of certain non-deductible transaction costs incurred by our predecessor company.

Net Loss

Net loss of $75.8 million in the year ended December 31, 2008 increased $75.2 million compared to the eleven months ended November 30, 2007. The increase was primarily due to service costs associated with debt assumed in the Split-Off and acquisition of the Berry ILOB and the after-tax effects of certain other items described above.

Successor Period—One Month Ended December 31, 2007

No comparative information is presented for the one month successor period in 2007, primarily due to no fundamental changes to our principal operations during the period other than elimination of costs associated with publishing rights paid to Windstream prior to the Split-Off, and the change in accounting method for recognition of revenue and direct and incremental costs from the delivery method to the deferral and amortization method.

Revenue

Revenue of $10.2 million for the period December 1, 2007 to December 31, 2007 was recorded under the deferral and amortization method of accounting. There were no significant fundamental changes to our underlying directory campaigns which impacted such revenue.

Cost of Revenue

Cost of revenue of $7.6 million for the period December 1, 2007 to December 31, 2007 was comprised of direct and incremental costs associated with directory revenue, which included approximately $6.9 million in amortization of intangible assets consisting of favorable sales contracts recorded under purchase accounting methods in connection with the Split-Off.

Publishing Rights

Publishing rights of $0.6 million for the period December 1, 2007 to December 31, 2007 related to publishing rights royalties paid to LEC customers other than Windstream, net of advertising during the period.

General and Administrative Expense

General and administrative expense of $2.8 million for the period December 1, 2007 to December 31, 2007 was not significantly impacted by the Split-Off.

Consulting Fees

Consulting fees of $11.1 million for the period December 1, 2007 to December 31, 2007 consisted of fees paid to LIMI for the provision of executive, operational, finance, legal and other consulting services.

Depreciation and Amortization

Depreciation and amortization expense of $2.4 million for the period December 1, 2007 to December 31, 2007 related primarily to amortization of certain identifiable intangible assets acquired in the Split-Off recorded under purchase accounting methods.

Interest Expense

Interest expense of $2.5 million for the period December 1, 2007 to December 31, 2007 was primarily the result of interest incurred on the debt issued in connection with the Split-Off.

Income Tax Benefit

Income tax benefit of $5.5 million for the period December 1, 2007 to December 31, 2007 was consistent with our loss before income taxes.

Net Loss

Net loss of $11.2 million for the period December 1, 2007 to December 31, 2007 was primarily due to the after-tax effects of the items described above.

Predecessor Eleven Month Period Ended November 30, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the operating results of our predecessor company for the period preceding the Split-Off from January 1, 2007 to November 30, 2007 and the year ended December 31, 2006 (in thousands):

	Year Ended December 31, 2006 (Predecessor)	Eleven Months Ended November 30, 2007 (Predecessor)	Change	%
Revenue	$149,732	$122,650	$(27,082)	(18.1)%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	31,755	27,903	(3,852)	(12.1)%
Publishing rights	19,043	14,713	(4,330)	(22.7)%
Publishing rights paid to Windstream	58,334	45,738	(12,596)	(21.6)%
General and administrative expense	30,056	27,208	(2,848)	(9.5)%
Depreciation and amortization	1,698	1,488	(210)	(12.4)%
Transaction costs	11,146	3,280	(7,866)	(70.6)%

Total operating expenses	152,032	120,330	(31,702)	(20.9)%

Operating income (loss)	(2,300)	2,320	4,620	200.9%
Interest expense, net	2,008	2,786	778	38.7%
Other expense, net	5	7	2	40.0%

Income (loss) before income taxes	(4,313)	(473)	3,840	89.0%
Income tax provision (benefit)	2,626	66	(2,560)	(97.5)%

Net income (loss)	$(6,939)	$(539)	$6,400	92.2%

Revenue

Revenue of $122.7 million in the 11-month period ended November 30, 2007 decreased $27.1 million, or 18.1%, compared to $149.7 million in the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, this decrease was primarily attributable to lower revenue generated from our print directories in 2007. The decline in print revenue was due primarily to economic and competitive pressures across our markets and the loss of two directory contracts, one of which was not renewed in favor of preserving the relationship with a LEC customer competing in the same market. Finally, certain directories published in the year ended December 31, 2006 were not published in 2007.

Cost of Revenue

Cost of revenue of $27.9 million in the 11-month period ended November 30, 2007 decreased $3.9 million, or 12.1%, compared to $31.8 million in the year ended December 31, 2006. The effects of comparing 11- to 12-month periods had no material impact on the cost of revenue. The decrease was primarily the result of lower production costs and a reduction in sales commissions due to a new commission plan that was implemented in March 2006.

Publishing Rights

Publishing rights of $14.7 million in the 11-month period ended November 30, 2007 decreased $4.3 million, or 22.7%, compared to $19.0 million in the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, the decrease was primarily the result of lower independent advertising revenue in 2007 compared to 2006.

Publishing Rights Paid to Windstream

Publishing rights paid to Windstream in the 11-month period ended November 30, 2007 decreased $12.6 million, or 21.6%, compared to the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, the decrease was primarily the result of a decrease in overall print revenues for Windstream-branded directories in 2007.

General and Administrative Expense

General and administrative expense in the 11-month period ended November 30, 2007 decreased $2.8 million, or 9.5%, compared to the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, the decrease was primarily the result of lower bad debt expense in 2007 due to improved collections experience and a reassessment of our exposure to uncollectible accounts, which resulted in a lower allowance for doubtful accounts at November 30, 2007.

Depreciation and Amortization

Depreciation and amortization in the 11-month period ended November 30, 2007 decreased $0.2 million, or 12.4%, compared to the year ended December 31, 2006. The decrease was primarily the result of comparing 11- to 12-month periods.

Transaction Costs

Transaction costs in the 11-month period ended November 30, 2007 decreased $7.9 million, or 70.6%, compared to the year ended December 31, 2006. These costs in both periods related primarily to costs incurred by our predecessor company in connection with the Split-Off for accounting fees, legal fees and certain other expenses.

Interest Expense

Interest expense in the 11-month period ended November 30, 2007 increased $0.8 million, or 38.7%, compared to the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, the increase was primarily the result of higher average intercompany balances with Windstream in 2007.

Income Taxes

Income tax provision in the 11-month period ended November 30, 2007 decreased $2.6 million, or 97.5%, compared to the year ended December 31, 2006. Excluding the effects of comparing 11- to 12-month periods, the decrease was primarily a result of certain non-deductible costs relating to the Split-Off and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Net Loss

The decrease in net loss from approximately $6.9 million in the year ended December 31, 2006 to $0.5 million in the 11-month period ended November 30, 2007, excluding the effects of comparing non-comparative periods, is a result of the after-tax effects of the specific items described above.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers generally pay for their advertisements in equal payments over a 12-month period. Payment of our material expenses is generally based on contractual arrangements and occurs with reasonable predictability throughout the year. Our primary liquidity requirements have historically been for working capital needs. Our predecessor company historically generated sufficient cash flow to fund its operations and investments and to make periodic dividend payments to our owner prior to the Split-Off, Windstream.

In addition, we have funded the costs associated with the Split-Off and our acquisition of the Berry ILOB with credit facilities and senior subordinated notes that are described below under the captions “— Credit Facilities,” “— The Regatta Exchange Notes” and “— Berry Financing—Senior Secured Credit Facilities.” We have significant debt service obligations under our senior secured credit facilities and under the Regatta exchange notes. In addition, we will continue to incur capital costs associated with developing and implementing our own support functions that Windstream and L.M. Berry previously provided. We believe, however, that cash flow generated from operations will be sufficient to fund our interest and principal payment obligations, working capital requirements and future capital expenditure needs for the foreseeable future. At December 31, 2008, we had approximately $3.4 million available borrowing capacity under our senior secured revolving credit facility. However, this available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will remain unavailable to us under our senior secured revolving credit facility.

In connection with the Split-Off, we entered into a billing and collection agreement with Windstream. Under the billing and collection agreement, Windstream collects amounts owed to us from customers who are also Windstream telephone customers. The billing and collection agreement will remain in effect until November 30, 2010, with two successive one-year automatic renewal terms unless we notify Windstream of our decision not to renew the agreement. See Item 1 – “Business — Agreements Between LIYP and Windstream—Billing and Collection Agreement.”

The following table sets forth a summary of cash flows for the year ended December 31, 2008 and one month ended December 31, 2007 for our company and for the eleven months ended November 30, 2007 and year ended December 31, 2006 for our predecessor company (in millions):

	Year ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Cash flow from operating activities	$27.1	$(10.6)	$5.5	$(4.0)
Cash flow from investing activities	(248.5)	(264.9)	(0.1)	(0.2)
Cash flow from financing activities	239.1	277.3	(5.4)	4.2

Change in cash and cash equivalents	$17.7	$1.8	$—	$—

Our primary source of funds is cash generated from operations. In the year ended December 31, 2008, cash from operating activities increased $37.7 million as a result of operating activity associated with a full year of operations after the Split-Off and the acquisition of the Berry ILOB in April 2008. The $16.1 million increase in cash used in operating activities in the one month period ended December 31, 2007 compared to the 11 months ended November 30, 2007 was primarily due to consulting fees paid to LIMI and higher interest expense incurred as a result of debt assumed in the Split-Off. In the 11 months ended November 30, 2007, cash from operations increased $9.5 million compared to the year ended December 31, 2006. This increase was primarily due to higher expenses incurred in 2006 in anticipation of the Split-Off.

In the year ended December 31, 2008, cash used in investing activities reflects $241.3 million associated with the acquisition of the Berry ILOB in April 2008 and $7.1 million in capital expenditures, which were primarily associated with system upgrades and implementation costs for information technology initiatives. We expect to incur additional capital expenditures of approximately $9.7 million in 2009 related to the implementation of the 3L process management and production platform, which we expect will allow us to operate more effectively and efficiently. Subsequent to the implementation of the 3L platform, we do not anticipate annual capital expenditures to be significant. Cash used in investing activities increased $264.8 million in the one month ended December 31, 2007 compared to the 11 months ended November 30, 2007. This increase primarily reflected the $263.0 million acquisition price paid in connection with the Split-Off. Cash from investing activities was relatively constant for the 11 months ended November 30, 2007 compared to the year ended December 31, 2006.

In the year ended December 31, 2008, cash used in financing activities related primarily to debt issued in conjunction with the Berry ILOB acquisition, debt service costs associated with outstanding debt during the year, and repayments on our revolving credit facility and on the term loan issued in connection with the Split-Off. Cash from financing activities increased $282.7 million in the one month ended December 31, 2007 compared to the 11 months ended November 30, 2007. This increase was primarily due to the issuance of the Regatta senior subordinated notes in connection with the Split-Off. Cash from financing activities decreased $9.6 million in the 11 months ended November 30, 2007 compared to the year ended December 31, 2006. This decrease was primarily due to settlement of certain intercompany transactions with Windstream. Cash from financing activities increased $7.4 million in 2006 compared to 2005. This increase related primarily to dividends paid to, and certain intercompany transactions with, Windstream.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our liquidity needs for the foreseeable future. However, if our business does not generate sufficient cash flows from operations, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay our indebtedness, including our credit facilities and Regatta exchange notes, or to fund our other liquidity needs.

Credit Facilities

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving line of credit, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a new credit facility, which was used in part to finance the Berry ILOB acquisition. See the section below entitled “— Berry Financing—Senior Secured Credit Facilities” for a description of the new credit facility.

The Regatta Exchange Notes

We issued $210.5 million of unsecured senior subordinated notes, or the Regatta senior subordinated notes, in connection with the Split-Off. In November 2008, we consummated an offer to exchange all the Regatta senior subordinated notes for an equal principal amount of 11.00% Series B Senior Subordinated Notes due 2017, or the Regatta exchange notes. The terms of the Regatta exchange notes are identical in all material respects to the Regatta senior subordinated notes, except that the Regatta exchange notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the Securities and Exchange Commission on October 10, 2008.

The Regatta exchange notes are unsecured and subordinated in right of payment or in effect to all existing and future secured indebtedness of Regatta Holdings and our subsidiaries, including to our current senior secured credit facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Regatta exchange notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under the current senior secured credit facility.

We are obligated to make interest payments on the Regatta exchange notes in June and December of each year. On or after December 1, 2012, we may redeem all or a part of the Regatta exchange notes upon not less than 30 nor more than 60 days’ notice, at redemption prices that vary from 105.5% of the principal amount if redeemed during the 12-month period beginning December 1, 2012 to 100% of the principal amount if redeemed on or after December 1, 2015, plus accrued and unpaid interest on the notes redeemed, to the applicable redemption date. In addition, in connection with certain changes in control of Regatta Holdings, we have certain obligations to offer to repurchase all or any Regatta exchange notes that we have not elected to redeem from each holder at a price equal to 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest on the notes repurchased, to the date of purchase.

The Regatta exchange notes are subject to certain financial and non-financial covenants, including: restrictions on our ability to pay dividends and make other payments to restricted parties; limitations on incurring additional debt or liens; restrictions on our ability to merge or consolidate with another entity or sell all or substantially all of our assets; limitations on our ability to engage in transactions with affiliates of Regatta Holdings; and certain other limitations on the business. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations.

Berry Financing — Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into new senior secured credit facilities provided by JPMorgan Chase Bank, N.A. The new senior secured credit facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The new senior secured credit facilities provide for a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit. We borrowed the entire $335.0 million term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition. On September 30, 2008, $13.6 million was drawn under the revolver to ensure we have access to the funds given the uncertain condition of the financial markets. Approximately $3.4 million is available for borrowing under the revolving credit facility and may be used for working capital and general corporate purposes. However, this amount represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy on September 30, 2008. We therefore believe this amount will be unavailable under our senior secured revolving credit facility. The term loan facility is scheduled to mature on April 23, 2015 and the revolving credit facility is scheduled to mature on April 23, 2014.

In general, borrowings under the new credit facilities bear interest based, at our option, at either the LIBOR rate or a base rate, or BR, in each case plus an applicable margin. The LIBOR loans and BR loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the initial rate under the revolving credit facility are LIBOR plus 4% or BR plus 3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of 0.5% per annum (adjusted periodically based on our consolidated leverage ratio). We can prepay all or any portion of the outstanding borrowings under the new credit facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Payments of principal under the credit facilities are generally due quarterly. The new credit facility also requires us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt.

Subject to certain exceptions, our obligations under the new credit facilities are unconditionally and irrevocably guaranteed by existing and future domestic subsidiaries and are secured by first priority security interests in, and mortgages on, substantially all the assets of our company and each subsidiary guarantor, including a first priority pledge of all the equity interests held by us and each domestic subsidiary guarantor and 65% of the equity interests of any subsidiary guarantor that is a direct first tier foreign entity.

The new credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the new credit facilities require compliance with financial and operating covenants, including a minimum Consolidated Interest Coverage ratio of 1.60 to 1, a maximum Consolidated Leverage ratio of 6.50 to 1 and a maximum Consolidated Senior Secured Debt ratio of 4.25 to 1. As defined in the agreement, we had a Consolidated Interest Coverage ratio of 1.92 to 1, a Consolidated Leverage Ratio of 5.89 to 1 and a Consolidated Senior Secured Debt ratio of 3.69 to 1.

If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants. Noncompliance with the covenants in our credit facilities constitutes an event of default if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable.

Our credit facilities and the indenture governing the Regatta exchange notes contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2008 (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$570.4	$30.0	$6.7	$6.7	$527.0
Interest expense(1)	375.5	51.0	101.1	100.1	123.3
Operating lease obligations	14.5	4.6	5.7	3.1	1.1

Total	$960.4	$85.6	$113.5	$109.9	$651.4

(1)

Interest expense reflects an assumed weighted average interest rate of 8.9%. A 0.125% increase or decrease in the weighted average interest rate applicable to our indebtedness would change pro forma interest expense and net loss by approximately $0.4 million and $0.2 million, respectively, for the year ended December 31, 2008.

Not included in these contractual cash obligations are $36.9 million of unrecognized tax benefits for which we are unable to estimate timing of the related cash payments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with GAAP. The application of GAAP requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Revenue Recognition

Effective November 30, 2007, in conjunction with the Split-Off, we adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs to conform with the acquirer’s basis of presentation. We believe the deferral and amortization method of revenue recognition is preferable in that it provides more meaningful information to users of the financial statements because comparability and consistency are enhanced as revenue and cost of sales are recognized over the life of the respective directories thereby mitigating the impact distribution timing may have on the comparability of financial statements. It is also considered the prevalent method utilized by other companies in our industry.

Under the deferral and amortization method, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. We earn revenue primarily from print and Internet Yellow Pages directory publishing. The sale of advertising in printed directories, or print revenue, is our primary source of revenue. Revenue is recognized ratably over the expected life of each directory, which is generally 12 months, generally commencing in the month of distribution. Revenue for advertising on our Internet-based directories is recognized ratably over the period the advertisement appears on the respective site. Amounts billed in advance of the service period and advance payments received from customers are deferred and recognized ratably over the expected service period when service commences and all revenue recognition criteria have been met.

Generally, white and Yellow Pages directories are published with 12-month lives. From time to time, publication dates may be changed for certain directories in order to more efficiently manage work and customer flow. Publication date changes do not have a significant impact on recognized revenue as sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives.

Prior to November 30, 2007, our predecessor company, recognized revenue and associated direct and incremental costs as of the date respective publications were published and delivered. For directories with a secondary delivery obligation, our predecessor company deferred a portion of its revenues and related directory costs based on margins achieved for each directory until secondary delivery occurred. Accordingly, at December 31, 2006 unbilled accounts receivable, net of an allowance for doubtful accounts and credits and adjustments, represented future expected billings associated with directories published and delivered for which a useful life remained.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers and are generally billed for advertising on a pro rata basis over the customer contract period, which is generally 12 months. Accounts receivable are recorded at estimated net realizable value and are generally unsecured and due within 30 days. The net allowance value includes:

•	An appropriate allowance for customer adjustments that, based on historical experience, are likely to occur subsequent to initial sale; such amounts are recorded as a direct reduction to revenue; and

•

An appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The allowance is calculated using a percentage of sales method based on collection history and an estimate of uncollectible accounts. We exercise judgment in adjusting the provision as a consequence of known items, such as changes in customer financial standing, current economic factors, and credit trends.

Deferred Directory Costs

For the successor period, direct and incremental costs related to the production of directories are capitalized and recognized ratably over the life of each directory under the deferral and amortization method, commencing in the month of distribution. Direct and incremental costs include: paper, printing, graphics, distribution, commissions and agency fees. All other costs are expensed as incurred.

For the predecessor period, costs incurred in the production of directories prior to publication were capitalized and then matched to revenues for the directory and recognized upon delivery. These costs included costs directly related to sales, production, printing and distribution of each directory, including labor, materials, and related overhead costs. For directory contracts with a secondary delivery obligation, our predecessor company deferred a portion of its revenues and related directory costs based on achieved margin for each directory until secondary delivery occurred. As a result, a portion of revenue and related expenses for a given book may not have been recognized until up to a year after the initial publication date.

Publishing Rights Payable

The successor and predecessor companies pay a royalty to the telephone companies on whose behalf we publish directories based on the advertising revenues earned and a percentage specified by the related contracts. In addition, our predecessor company paid a royalty to Windstream for certain publishing rights that ceased upon the closing of the Split-Off. Effective for all periods after November 30, 2007, revenues and related expenses associated with directories, including publishing rights royalties, are recognized under the deferral and amortization method. For our predecessor company, revenues and related expenses associated with directories, including publishing rights royalties, were recognized at the time of delivery. For both the predecessor and successor companies, the publishing rights royalties are remitted to the telephone companies on a pro rata basis or in accordance with billed advertising revenues, typically over 12 months.

Business Combinations

We account for all business combinations using the purchase method, which requires the allocation of purchase price to the fair value of the assets acquired and liabilities assumed. Furthermore, intangible assets are recognized apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) our goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. SFAS 142 requires intangible assets with definite lives be amortized to their residual value over their respective estimated useful lives and that such intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill and our tradename indefinite-lived intangible asset are tested for impairment annually, as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. For purposes of the annual impairment test, our operations consist of two reporting units, the fair values of which are estimated using an income approach. Our 2008 annual impairment analysis did not result in any goodwill or indefinite-lived intangible asset impairments. However, due to the current economic environment impacting the United States economy and markets in which we operate, should we experience significant changes in advertising sales for 2009 directories, an impairment of its goodwill and indefinite-lived intangible asset may occur.

Goodwill impairment is determined using a two-step approach. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budget and, for years beyond the budget, our estimates, which are based on assumed growth rates. We assumed a discount rate of 10.4% in the DCF analyses, which are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows, estimating royalty rates, and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the intangible asset. An impairment charge is recorded when the carrying amount of the definite lived intangible assets is not recoverable by the discounted future cash flows generated from the use of the asset.

Income Taxes

Our predecessor company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. There was no impact to retained earnings as a result of the adoption of FIN 48. FIN 48 requires that we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of revenue, deductions and tax credits, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. As of December 31, 2008, gross unrecognized tax benefits attributable to our recognition of revenue for tax purposes was approximately $36.9 million. None of the gross unrecognized tax benefits would affect our effective tax rate if recognized. The unrecognized tax benefits have been netted with the net operating loss incurred during the year ended December 31, 2008.

We recognize interest and penalties related to uncertain tax positions in income-tax expense. As of December 31, 2008, we accrued interest expense and penalties related to unrecognized tax benefits of approximately $0.1 million; at December 31, 2007, accrued interest expense and penalties related to unrecognized tax benefits was immaterial. As of December 31, 2008, we believe it is reasonably possible that the unrecognized tax benefits will materially change and be recognized within the next 12 months. The unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; however, these benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes for the ensuing period.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Our federal tax return and state tax returns in Ohio, Georgia, Kentucky, Nebraska, North Carolina and Pennsylvania have been identified as “major” taxing jurisdictions.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $53.2 million and various state net operating loss carryforwards, which will begin to expire in periods 2015 through 2028. The determination of state net operating loss carryforwards is dependent on taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards. We establish valuation allowances, when necessary, to reduce the deferred tax assets to amounts expected to be realized. As of December 31, 2008 and 2007, we recorded a valuation allowance of approximately $0.9 million and $0.7 million, respectively, related to certain state loss carryforwards which are expected to expire before utilization. Utilization of the acquired net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

Recent Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1”). FSP FAS 133-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS 161. FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. FSP FAS 133-1 had no impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP FAS 142-3 effective January 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a significant impact on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us in calendar year 2009. We are currently evaluating the impact SFAS 161 may have on its consolidated financial statements.

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

For calendar year companies like us, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not have any significant financial assets or liabilities measured at fair value on a recurring basis such that adoption of SFAS 157 did not have a material impact on its consolidated financial statements. We will adopt the provisions of SFAS No. 157 as amended effective January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is not expected to impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) has a broader scope than SFAS 141, but otherwise retains the fundamental requirements of SFAS 141. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) became effective for us on January 1, 2009 and is applicable to prospective business combinations consummated after the adoption date. The adoption of SFAS 141(R) is retrospective for valuation allowances on deferred taxes and acquired tax contingencies.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008. We are currently evaluating the impact EITF 07-1 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 had no significant impact on our consolidated results of operations or financial position.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we do not hold significant investments in marketable equity securities, we are not subject to material market risk from changes in marketable equity security prices. In addition, because we do not have business operations in foreign countries, we are not subject to foreign currency exchange rate risk.

Our borrowings under our current senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under our senior secured credit facilities bear interest, at our option, at either the LIBOR rate or BR, in each case plus an applicable margin. The LIBOR loans and BR loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the initial rate under the revolving credit facility is LIBOR plus 4% or BR plus 3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The applicable interest rate margins per annum under the LIBOR and BR Loans for the year ended December 31, 2008 were 4.000% and 3.000%, respectively. The effective interest rate for our variable rate debt outstanding for the year ended December 31, 2008 was approximately 7.8% . Our indebtedness under the Regatta exchange notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the year ended December 31, 2008. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the notes and the senior secured credit facilities would change annual interest expense and net income by approximately $0.4 million and $(0.2) million, respectively. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates but are required under our existing senior secured credit facility to enter into such hedging arrangements in the future.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firms	58

Consolidated Balance Sheets as of December 31, 2008 and 2007	61

Consolidated Statements of Operations for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	62

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	63

Consolidated Statements of Cash Flows for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	64

Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Local Insight Regatta Holdings, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Local Insight Regatta Holdings, Inc. (Successor Company) (the “Company”) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and for the period from December 1, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Berry Company LLC, a wholly owned subsidiary, which statements reflect total assets of $276.1 million as of December 31, 2008, and total revenues of $308.6 million for the period from April 23, 2008 (date of acquisition) through December 31, 2008. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The Berry Company LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3, the Company acquired Windstream Yellow Pages, Inc. (Predecessor Company), a Division of Windstream Communications Inc., on November 30, 2007 and adopted the deferral and amortization method of recognizing revenue and associated direct and incremental costs effective December 1, 2007.

/s/ PricewaterhouseCoopers, LLP

Denver, Colorado

March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder of Windstream Yellow Pages, Inc., a Division of Windstream Corporation:

In our opinion, the consolidated statements of operations, cash flows, and stockholder’s equity of Windstream Yellow Pages, Inc., a Division of Windstream Corporation (Predecessor Company) present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Little Rock, Arkansas

April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Local Insight Regatta Holdings, Inc.

Englewood, Colorado

We have audited the balance sheet of The Berry Company LLC (the “Company”) (a wholly-owned subsidiary of Local Insight Regatta Holdings, Inc.) as of December 31, 2008 and the related statements of operations, member’s equity, and cash flows for the period from April 23, 2008 (date of acquisition) through December 31, 2008 (which are not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Berry Company LLC as of December 31, 2008, and the results of its operations and its cash flows for the period from April 23, 2008 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 31, 2009

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19,421	$1,758
Accounts receivable, net	37,032	17,669
Due from affiliates	11,361	1,456
Deferred directory costs	52,537	25,703
Deferred income taxes	5,518	3,927
Prepaid expenses and other current assets	757	283

Total current assets	126,626	50,796
Property and equipment, net	20,477	11,076
Intangible assets, net	387,246	372,214
Goodwill	279,090	233,293
Tradename intangible asset	37,900	—
Assets held for sale	2,084	—
Deferred financing costs, net	17,645	7,660

Total Assets	$871,068	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,350	$460
Line of credit	26,600	8,500
Publishing rights payable	1,888	621
Accounts payable and accrued liabilities	30,697	10,471
Unearned revenue	36,849	2,737
Accrued interest payable	1,930	2,237
Due to affiliates	7,395	—

Total current liabilities	108,709	25,026
Deferred income taxes	69,812	134,553
Long-term debt, net of current portion	509,195	276,040
Other long-term liabilities	20,466	1,878

Total liabilities	708,182	437,497
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	249,903	248,789
Accumulated deficit	(87,019)	(11,249)

Total stockholders’ equity	162,886	237,542

Total Liabilities and Stockholders’ Equity	$871,068	$675,039

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Revenue (inclusive of approximately $147,887 in related party revenue for the year ended December 31, 2008)	$434,572	$10,221	$122,650	$149,732
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	128,996	7,566	27,903	31,755
Publishing rights (inclusive of approximately $103,223 in related party publishing rights for the year ended December 31, 2008)	212,170	616	14,713	19,043
Publishing rights paid to Windstream	—	—	45,738	58,334
General and administrative expense	101,966	2,800	27,208	30,056
Consulting fees - affiliate	10,000	11,061	—	—
Depreciation and amortization	53,201	2,373	1,488	1,698
Impairment charges	919	—	—	—
Transaction costs	—	—	3,280	11,146

Total operating expenses	507,252	24,416	120,330	152,032

Operating income (loss)	(72,680)	(14,195)	2,320	(2,300)
Other (income) expenses:
Interest income	(234)	—	—	—
Interest expense	49,465	2,515	2,786	2,008
Other expense	384	—	7	5

Loss before income taxes	(122,295)	(16,710)	(473)	(4,313)
Income tax provision (benefit)	(46,525)	(5,461)	66	2,626

Net loss	$(75,770)	$(11,249)	$(539)	$(6,939)

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares	Common Stock and Paid-in Capital	Predecessor Company Parent Investment	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2005	—	$—	$55,984	$2,845	$58,829
Net loss	—	—	—	(6,939)	(6,939)
Dividends paid to Windstream	—	—	—	(4,025)	(4,025)
Transfers to Windstream, net	—	—	12,086	—	12,086

Balance at December 31, 2006	—	—	68,070	(8,119)	59,951

Net loss	—	—	—	(539)	(539)
Transfers to Windstream, net	—	—	(5,394)	—	(5,394)

Balance at November 30, 2007	—	—	62,676	(8,658)	54,018

Eliminate historical equity and accumulated deficit in purchase accounting	—	—	(62,676)	8,658	(54,018)
Net loss	—	—	—	(11,249)	(11,249)
Issuance of common stock - Share Exchange	195,744	248,791	—	—	248,791

Balance at December 31, 2007	195,744	248,791	—	(11,249)	237,542

Net loss	—	—	—	(75,770)	(75,770)
Share-based compensation	—	1,114	—	—	1,114

Balance at December 31, 2008	195,744	$249,905	$—	$(87,019)	$162,886

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Operating Activities
Net loss	$(75,770)	(11,249)	$(539)	(6,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	137,853	9,262	1,488	1,698
Deferred income taxes	(66,127)	(7,113)	(1,400)	(2,103)
Change in uncertain tax positions	18,804	1,662	—	—
Share-based compensation	1,113	—	—	—
Impairment charges	919	—	—	—
Loss on extinguishment of debt	1,481	—	—	—
Amortization of deferred financing costs	1,318	72	—	—
Amortization of discount on subordinated notes	2,370	—	—	—
Provision for doubtful accounts	4,363	422	799	5,191
Other	85	—	—	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(9,367)	(9,331)	9,422	(2,724)
Due (to) from affiliates	(2,508)	(1,456)	—	—
Deferred directory costs	(31,434)	(3,236)	(356)	(996)
Prepaid expenses and other	(474)	(203)	110	—
Publishing rights payable	1,267	(556)	(776)	(194)
Accounts payable, accrued liabilities and other	12,736	6,446	(3,003)	2,203
Accrued interest payable	(307)	2,237	—	—
Unearned revenue	30,759	2,439	(251)	184
Other, net	—	—	—	(275)

Net cash provided by (used in) operating activities	27,081	(10,604)	5,494	(3,955)

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,397)	(262,968)	—	—
Acquisition of property and equipment	(7,075)	(1,938)	(100)	(213)
Other, net	—	—	—	24

Net cash used in investing activities	(248,472)	(264,906)	(100)	(189)

Financing Activities
Dividends	—	—	—	(4,025)
Transfers (to) from Windstream, net	—	—	(5,394)	8,169
Proceeds from revolving credit facility	33,600	8,500	—	—
Repayments on revolving credit facility	(15,500)	—	—	—
Proceeds from issuance of term loan	301,350	—	—	—
Repayments on term loan	(67,675)	—	—	—
Proceeds from issuance of subordinated debt	—	276,500	—
Debt financing costs	(12,721)	(7,732)	—	—

Net cash provided by (used in) financing activities	239,054	277,268	(5,394)	4,144

Net increase in cash and cash equivalents	17,663	1,758	—	—
Cash and cash equivalents, beginning of period	1,758	—	1	1

Cash and cash equivalents, end of period	$19,421	$1,758	$1	$1

Supplemental schedule of investing activities:
Fair value of assets acquired	$246,881	$655,216	$—	$—
Value of common stock exchanged	—	248,791	—	—
Cash paid	241,310	262,969	—	—

Fair value of liabilities assumed	$5,571	$143,456	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,576	$146	$—	$—
Cash paid during the period for income taxes	—	—	—	—

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight”), is managed as a single business unit and reports as one reportable segment. All operations occur in the United States. The Company was formerly known as Windstream Yellow Pages, Inc. (the “Predecessor Company”), which was a division of Windstream Communications Inc. (“Windstream”). On November 30, 2007, the Company was split-off from Windstream to certain funds affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”) in a tax-free transaction (the “Split-Off”).

The financial statements included herein represent the results of operations and cash flows of the Successor Company for the year ended December 31, 2008 and period from December 1, 2007 to December 31, 2007 and the Predecessor Company for the period from January 1, 2007 to November 30, 2007 and year ended December 31, 2006. For all periods prior to November 30, 2007, references to Windstream include Alltel Corporation (“Alltel”) or the wireline telecommunications division and related business of Alltel, as prior to July 17, 2006 the operations of Windstream were included in the consolidated financial statements of Alltel. The predecessor and successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Additionally, the successor period gives effect to the purchase price paid by WCAS for Windstream Yellow Pages, Inc. and The Berry Company’s acquisition of the Berry ILOB. The accounting policies followed by the Company in the preparation of its consolidated financial statements for the successor period are consistent with those of the predecessor period, as presented, other than the adoption of the deferral and amortization method of accounting for revenue and associated direct and incremental costs, as further described in these notes to the consolidated financial statements (see Note 2).

Basis of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities it controls by ownership of a majority voting interest. All intercompany accounts and significant transactions are eliminated from the financial results. The Predecessor Company was a fully integrated business of Windstream; consequently the Predecessor Company financial statements have been derived from the specific financial accounting records of the entities that comprise the print and IYP directory publishing operations of Windstream.

Earnings per share data has not been presented because the Company has not issued publicly held common stock as defined by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the period and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that may be undertaken in the future, actual results may ultimately differ from estimates and assumptions, and such differences may be material to the financial statements.

Examples of significant estimates include the allowance for doubtful accounts; the useful lives and recoverability of property and equipment, intangible assets and other long-lived assets; asset valuations in purchase accounting; valuation allowances on tax assets; and uncertain tax positions.

Risks and Uncertainties

Factors that could adversely impact the Company’s operations or financial results include, but are not limited to, the following: increased competition; inability to expand operations; substantial amount of debt could adversely affect cash flow; fluctuations in interest rates; increased direct and indirect costs of printing and/or distribution; unfavorable economic and political conditions in markets in which the Company operates; and litigation or legal proceedings.

Certain telecom providers provide certain services and rights to the Company through a series of long-term contractual arrangements, such as billing and collection, the right to use the respective telecom brands and to publish the print directories of the local exchange companies of the respective telecom provider. If the telecom providers should fail to perform under any of these agreements, it could have a material adverse effect on the Company.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash equivalents consist primarily of money market instruments. The Company’s deposits and money market investments are with financial institutions that management believes are creditworthy and the investments are high-grade. Management believes the credit risk associated with such instruments is minimal. Management also believes that risk of credit loss associated with accounts receivable is significantly reduced due to the diversity of the Company’s customers and their dispersion across geographic markets. The Company has no individually significant customers.

The Company maintains cash and cash equivalents in amounts that at times exceed federally insured limits with various financial institutions that management believes to be of high credit quality.

Windstream Investment

The Predecessor Company historically obtained financing for its day-to-day operations from Windstream. Windstream’s investment includes their equity investment in the Predecessor Company and net amounts due to Windstream, because such amounts have been considered contributed by Windstream to the Predecessor Company.

Revenue Recognition

Effective November 30, 2007, in conjunction with the Split-Off, the Company adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company earns revenue primarily from print and IYP directory publishing. The sale of advertising in printed directories is the primary source of revenue. Revenue is recognized ratably over the expected life of each directory (generally 12 months), with revenue recognition generally commencing in the month of distribution. Revenue for advertising on the Company’s Internet-based directories is recognized ratably over the period the advertisement appears on the respective site. Amounts billed in advance of the service period and advance payments received from customers are deferred and recognized ratably over the expected service period when service commences and all revenue recognition criteria have been met.

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

The Company believes the deferral and amortization method of revenue recognition is preferable because comparability and consistency are enhanced as revenue and cost of sales are recognized over the life of the respective directories thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also considered the prevalent method utilized by other companies in the Company’s industry. The Company has presented the adoption of the new accounting policy on a prospective basis in these consolidated financial statements.

Certain of the Company’s revenues are earned from contractual revenue sharing arrangements with certain Yellow Pages publishers and telephone companies throughout the United States. Under these arrangements, the Company provides certain directory services related to sales, marketing, printing, distribution, billing and collection services, and customer support for Yellow Pages print directories and IYP. The Company also earns revenue through commission contracts in the form of expense reimbursements for print and delivery services which the Company manages and initially pays for as part of its contracted directory services. In the arrangements in which the Company is considered the primary obligor, shares collection risk, and is responsible for substantially all associated costs, revenues are recognized on a gross basis, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent.

Generally, white and yellow pages directories are published with primarily 12-month lives. From time to time, publication dates may be changed for certain directories in order to more efficiently manage work and customer flow. Such publication date changes do not have a significant impact on recognized revenue as sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives.

Deferred Directory Costs

For the successor period, direct and incremental costs related to the production of directories are capitalized and recognized ratably over the life of each directory under the deferral and amortization method, commencing in the month of distribution. Direct and incremental costs include: paper, printing, graphics, distribution, commissions and agency fees. All other costs are expensed as incurred.

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

Publishing Rights Payable

The Successor and Predecessor Companies pay a royalty to the telephone companies on whose behalf it publishes directories based on the advertising revenues earned and a percentage specified by the related contracts. In addition, the Predecessor Company paid a royalty to Windstream for certain publishing rights. For the Successor Company, revenues and related expenses associated with directories, including publishing rights royalties, are recognized under the deferral and amortization method. The publication rights associated with Windstream directories were acquired in the Split-Off (see Note 3); accordingly, no publishing rights were paid on these directories in the successor period. For the Predecessor Company, revenues and related expenses associated with directories, including publishing rights royalties, were recognized at the time of delivery. For both the Predecessor and Successor Companies, the publishing rights royalties are remitted to the telephone companies on a pro rata basis or in accordance with billed advertising revenues, typically over twelve months.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising costs included in general and administrative expense was approximately $4.0 million, $0.2 million, $2.0 million, and $2.1 million for the year ended December 31, 2008, the month ended December 31, 2007, eleven months ended November 30, 2007, and year ended December 31, 2006, respectively.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of the underlying instruments. The Company classifies cash on hand, deposits in banks and investments purchased with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers and are generally billed for advertising on a pro rata basis over the customer contract period, which is generally twelve months. Accounts receivable are recorded at estimated net realizable value and are generally unsecured and due within 30 days. Its value includes:

•	An appropriate allowance for customer adjustments that, based on historical experience, are likely to occur subsequent to initial sale; such amounts are recorded as a direct reduction to revenue.

•

An appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The allowance is calculated using a percentage of sales method based on collection history and an estimate of uncollectible accounts. The Company exercises judgment in adjusting the provision as a consequence of known items, such as changes in customer financial standing, current economic factors, and credit trends.

The net allowance was approximately $5.9 million and $0.4 million at December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives
Land	NA
Buildings	35 -39 years
Furniture, fixtures and equipment	5 - 10 years
Computer equipment	3 - 7 years
Software	3 - 5 years
Other	5 - 7 years
Leasehold improvements	5 - 10 years

Construction in progress is not depreciated until the asset is ready for service. Repairs and maintenance costs that do not improve service potential or extend the economic life of the asset are expensed as incurred. When assets are sold or otherwise disposed, the cost and related depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

Operating Leases

The Company accounts for operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, (“SFAS 141”) the Company accounts for all business combinations using the purchase method, which requires the allocation of purchase price to the fair value of the assets acquired and liabilities assumed. Furthermore, intangible assets are recognized apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) the Company’s goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. SFAS 142 requires intangible assets with definite lives be amortized to their residual value over their respective estimated useful lives and that such intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill and the Company’s tradename indefinite-lived intangible asset are tested for impairment annually, as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. For purposes of the annual impairment test, the Company’s operations consist of two reporting units representing each of the Company’s operating subsidiaries, the fair values of which are estimated using an income approach. The Company’s 2008 annual impairment analysis did not result in any goodwill or indefinite-lived intangible asset impairments. However, due to the current economic environment impacting the United States economy and markets in which the Company operates, should the Company experience significant changes in advertising sales for 2009 directories, an impairment of its goodwill and indefinite-lived intangible asset may occur.

Goodwill impairment is determined using a two-step approach. The first step involves a comparison of the estimated fair value of each of the Company’s reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows, estimating royalty rates, and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the intangible asset. An impairment charge is recorded when the carrying amount of the indefinite lived intangible assets is not recoverable by the discounted future cash flows generated from the use of the asset.

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include: the contractual term of any agreement, the history of the asset, the long-term strategy for the use of the asset, and other economic factors, including competition and specific market conditions. The publishing agreement intangible assets are amortized using the straight-line method over their estimated useful lives; customer relationships are amortized using an accelerated amortization method using a decay rate based on the estimated life of such customer relationships; and favorable contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. Estimated useful lives of intangible assets with definitive lives are as follows:

Useful lives
Publishing agreement	50 years
Independent publishing agreements	4 years
Customer relationships	20 years
Favorable sales contracts	1 year

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized as a component of interest expense using the effective interest method over the term of the respective debt agreements. The Company recorded approximately $1.3 million and $0.1 million in amortization expense related to these costs during the year ended December 31, 2008 and the month ended December 31, 2007, respectively; no such costs were incurred in the eleven months ended November 30, 2007 or year ended December 31, 2006.

Income Taxes

Income taxes are recorded as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We will file stand-alone tax returns for successor periods through June 20, 2008, the date of our combination with Local Insight. Subsequent to that combination, we will be included in Local Insight’s consolidated federal and state income tax returns. The income tax provision in our financial statements has been determined as if we had filed our own consolidated income tax returns separate from Windstream. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt obligations. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The fair value of the Company’s variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at December 31, 2008. At December 31, 2008 and 2007, the fair value of the Company’s variable-rate and fixed-rate debt is as follows:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$333,325	$153,330	$66,000	$66,000
Senior secured revolving credit facility	26,600	12,735	8,500	8,500
11% Senior Subordinated Notes	210,500	61,045	210,500	208,395
Discount on term loan facility	(31,280)	—	—	—

	$539,145	$227,110	$285,000	$282,895

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which requires management to make certain assumptions (see Note 11). The expected term of the options granted is estimated based on management judgment at the grant date due to the lack of historical option grants. The number of options expected to be forfeited is derived by analyzing comparable public company information and/or management estimates due to the lack of historical option forfeitures. The Company has limited historical stock activity; accordingly, expected volatility is based on historical volatility of stock prices of comparable directory-based publicly-traded companies. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The expected dividend yield rate is 0% as the Company does not intend to declare dividends.

Recent Accounting Standards and Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1”). FSP FAS 133-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS 161. FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. FSP FAS 133-1 had no impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP FAS 142-3 effective January 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a significant impact on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company for fiscal years beginning after November 30, 2008. The Company is currently evaluating the impact SFAS 161 may have on its consolidated financial statements.

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

For calendar year companies like us, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have any significant financial assets or liabilities measured at fair value on a recurring basis such that adoption of SFAS 157 did not have a material impact on its consolidated financial statements. We will adopt the provisions of SFAS No. 157 as amended on January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) has a broader scope than SFAS 141, but otherwise retains the fundamental requirements of SFAS 141. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) will become effective for the Company on January 1, 2009 and is applicable to prospective business combinations consummated after the adoption date. The adoption of SFAS 141(R) is retrospective for valuation allowances on deferred taxes and acquired tax contingencies.

In November 2007, EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”) was issued. EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008. We are currently evaluating the impact EITF 07-1 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the provisions of SFAS 159 and therefore SFAS 159 had no impact on our consolidated results of operations or financial position.

3.	BUSINESS COMBINATIONS

Berry ILOB

On April 23, 2008, the Company’s wholly-owned subsidiary, The Berry Company, acquired substantially all of the assets of the Berry ILOB from L.M. Berry and Company, a subsidiary of AT&T Inc., for approximately $241.3 million, pursuant to an asset purchase agreement. The purchase price was comprised of approximately $235.0 million in cash; $4.6 million in transaction costs, which primarily consisted of fees paid for legal, accounting, and financial advisory services; and a $1.7 million working capital adjustment. On April 23, 2008, the Company entered into new senior secured credit facilities with JPMorgan Chase Bank, N.A., consisting of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving loan facility. The Company borrowed the entire $335.0 term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition and to provide cash for working capital purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Berry ILOB acquisition at April 23, 2008 (in thousands):

Current assets	$24,354
Non-current assets	5,653
Intangible assets	134,126
Tradename intangible asset	37,900
Goodwill	44,761

Total assets acquired	246,794
Current liabilities	5,484

Total liabilities assumed	5,484

Net assets acquired	$241,310

Included in current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Plan”) anticipated at the time of the Berry ILOB acquisition (see Note 8). Impacted employees under the Plan were notified in 2008 and substantially all termination costs included in the net assets acquired of approximately $0.4 million were paid during the year ended December 31, 2008. Under the Plan, the Company ceased use of one of its facilities in September 2008; accordingly, approximately $0.1 million in lease costs after the cessation date, net of expected sub-lease income, were accrued in the net assets acquired. At December 31, 2008, approximately $0.1 million of such costs remain recorded in accrued liabilities.

In accordance with SFAS 141, the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the assembled workforce acquired and the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $94.8 million and favorable sales contracts valued at $39.3 million. In accordance with SFAS 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset as the Company is using The Berry Company name, which has been in existence for over 90 years, as its branding for the operations of its subsidiaries effective during the fourth quarter of 2008. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

Pursuant to SFAS 141, the Company did not assume or record deferred revenue of approximately $25.8 million associated with directories published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting. Although the deferred revenue balance associated with directories that were published prior to April 23, 2008 was eliminated, the Company retained all rights associated with the collection of amounts due and contractual obligations of the underlying advertising contracts. The Company did not assume or record deferred directory costs of approximately $27.4 million related to directories that were published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting.

As of December 31, 2008, the Company has completed purchase accounting for the Berry ILOB acquisition.

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

In connection with the consummation of the Split-Off, the parties and their affiliates entered into a publishing agreement whereby Windstream granted LIYP, a wholly-owned subsidiary of Regatta, an exclusive 50-year right to publish Windstream branded directories in Windstream’s local wireline markets as they existed on December 12, 2006 (the “Windstream Service Areas”). LIYP will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream Service Area covered under the publishing agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of 50 years. As part of this agreement, Windstream agreed to forego future royalty payments from LIYP on advertising revenues generated from covered directories for the duration of the publishing agreement. During the eleven months ended November 30, 2007 and year ended December 31, 2006 the Predecessor Company paid approximately $45.7 million and $58.3 million in publishing royalties to Windstream, respectively.

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

The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS 141 for years ended December 31, 2008, 2007 and 2006, respectively. Pro forma financial information for the year ended December 31, 2008 assumes the Berry ILOB acquisition and related financings had occurred on January 1, 2008; pro forma financial information for the year ended December 31, 2007 assumes the Berry ILOB acquisition, Split-Off and related financings had occurred on January 1, 2007; and pro forma financial information for the year ended December 31, 2006 assumes the Split-Off occurred on January 1, 2006 (in thousands). The unaudited condensed pro forma financial information does not purport to represent what the Company’s results of operations would actually have been if these transactions had in fact occurred on January 1, 2008, 2007 or 2006 and are not necessarily representative of results of operations for any future period.

	2008	2007	2006
Revenue	$579,681	$571,610	$147,683
Operating loss	(73,138)	(83,307)	(6,031)
Net loss	(81,537)	(88,287)	(22,432)

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Land	$791	$1,187
Buildings	3,274	4,749
Furniture, fixtures and equipment	3,922	717
Computer equipment and software	14,164	3,985
Other	72	499
Leasehold improvements	135	12
Construction in progress	2,864	125

	25,222	11,274
Less: Accumulated depreciation and amortization	4,745	198

Property and equipment, net	$20,477	$11,076

The Company has capitalized approximately $6.8 million in costs incurred for the development of its 3L billing and collection internal use software system. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property and equipment in the consolidated balance sheet. Such costs are depreciated on a straight-line basis over the expected useful life of 7 years.

Depreciation and amortization expense was approximately $4.7 million, $0.2 million, $1.5 million and $1.7 million for the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, respectively.

During 2008, the Company committed to various plans to sell certain property and equipment with an aggregated deemed fair value of $2.1 million. The Company recorded an impairment charge of approximately $0.9 million in operating results for the year ended December 31, 2008 to reflect such assets at the lower of their carrying value or fair value less costs to sell. Such assets are classified as “Assets held for sale” on the Company’s December 31, 2008 balance sheet. In addition, certain vehicles were sold during 2008 resulting in a net loss on sale of approximately $0.1 million for the year ended December 31, 2008.

5.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of December 31, 2008 and 2007 consist of the following (in thousands):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Initial fair value	$278,079	$12,370	$49,862	$40,967	$381,278
Accumulated amortization	463	258	1,454	6,889	9,064

Intangible assets, net as of December 31, 2007	$277,616	$12,112	$48,408	$34,078	$372,214

Cost basis - December 31, 2008	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	6,025	3,350	41,254	77,529	128,158

Intangible assets, net as of December 31, 2008	$272,054	$9,020	$103,408	$2,764	$387,246

The Company recorded approximately $119.1 million and $9.1 million in amortization expense during the year ended December 31, 2008 and month ended December 31, 2007, respectively. Approximately $70.6 million and $6.9 million of amortization expense was recorded in cost of revenue related to the amortization of favorable sales contracts for the year ended December 31, 2008 and month ended December 31, 2007, respectively.

The remaining useful lives of our intangible assets are as follows:

Publishing agreement	49 years
Independent publishing agreements	3 years
Customer relationships	19 years
Favorable sales contracts	4 months

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2009	$47,611
2010	32,179
2011	23,688
2012	15,501
2013	12,022
Thereafter	256,245

$387,246

In connection with the acquisition of the Berry ILOB, the Company identified a tradename intangible asset valued at $37.9 million, which is not subject to amortization (see Note 3).

In connection with the business combinations (see Note 3), the Company recorded approximately $279.1 million of goodwill, which is not subject to amortization for book purposes. Goodwill at December 31, 2007 represents goodwill recorded for the Split-Off. A rollforward of the Company’s goodwill for the year ended December 31, 2008 is as follows (in thousands):

Goodwill as of December 31, 2007	$233,293
Acquisition of Berry ILOB	44,761
Other	1,036

Goodwill as of December 31, 2008	$279,090

Other adjustments primarily relate to approximately $0.1 million in incremental direct acquisition related costs for LIYP and approximately $0.9 million in adjustments to the LIYP net assets acquired for certain liabilities.

6.	DEBT

As of December 31, 2008 and 2007, the Company had outstanding debt comprised of the following (in thousands):

	2008	2007
Senior secured term loan facility, variable rates	$333,325	$66,000
Senior secured revolving credit facility, variable rates	26,600	8,500
11% Senior Subordinated Notes	210,500	210,500

Total debt	570,425	285,000
Less:
Current portion	29,950	8,960
Debt discount	31,280	—

Total long-term debt	$509,195	$276,040

The aggregate amount of debt maturing and for the years ending December 31 is as follows (in thousands):

2009	$29,950
2010	3,350
2011	3,350
2012	3,350
2013	3,350
Thereafter	527,075

Total debt	$570,425

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

As of December 31, 2008, we had approximately $570.4 million of debt outstanding and $3.4 million of available borrowing capacity under our senior secured revolving credit facility. However, such available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will be unavailable under our senior secured revolving credit facility.

The Term Loan and the Revolver may from time to time be Eurodollar Loans (LIBOR) or Base Rate Loans, at the option of the Company. The Term Loan and the Revolver bear interest per annum equal to the applicable rate plus an applicable margin, subject to a minimum rate for the applicable rate of 3.75% for LIBOR and 4.75% for Base Rate. The applicable margin for the Term Loan is 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The margin for the Revolver is determined based on the Company’s consolidated leverage ratio. In addition, commitment fees are paid quarterly at a rate of up to 0.5% per annum, depending on the consolidated leverage ratio, based on the average undrawn daily amount of the Revolver. The Term Loan will amortize 1% per annum, paid quarterly, commencing on September 30, 2008 with the remaining principal balance due on the term loan maturity date. The Company received the cash proceeds net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being amortized through interest expense in the statement of operations. For the year ended December 31, 2008, $2.4 million of debt discount amortization has been recognized through interest expense in the statement of operations. The Term Loan and the Revolver mature on April 23, 2015 and 2014, respectively.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta and its guarantors; and certain assets of Regatta. The Credit Facilities are subject to certain financial and non-financial covenants, including: consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that the Company maintain a consolidated leverage ratio, a secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit the Company’s annual capital expenditures. As of December 31, 2008, the Company is in compliance with all such covenants.

In conjunction with the Berry ILOB acquisition (see Note 3), on April 23, 2008 the Company refinanced approximately $83.3 million in previously outstanding existing senior secured credit facilities as noted above. Additionally, in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed approximately $1.5 million in certain deferred financing costs associated with the existing debt and refinanced debt. Such amount is recorded as a component of interest expense on the statement of operations.

Senior Subordinated Notes

In conjunction with the Split-Off, the Company issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 (the “Notes”). The Notes are redeemable, at the option of the Company, in full or in part after December 1, 2012. The redemption prices are as follows, for the years beginning on December 1:

2012	105.500%
2013	103.667%
2014	101.833%
2015 and thereafter	100.000%

The Notes are unsecured. The Notes are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business. Certain registration rights associated with the Notes required the Company to file an exchange offer registration statement with the Securities and Exchange Commission within 180 days after the issue date of the Notes. The registration statement was filed on July 11, 2008. In addition, the Company was required to use reasonable best efforts to have such registration statement declared effective within 270 days after the issue date of the Notes. The registration statement was declared effective on October 15, 2008. As a result of the delayed initial filing of the registration statement, the Company incurred approximately $0.1 million in penalty interest. As a result of the delay in the registration statement being declared effective, the Company incurred additional penalty interest of approximately $0.1 million.

The Notes are guaranteed on a senior subordinated unsecured basis by each of Regatta’s current and future restricted subsidiaries (other than foreign subsidiaries) that are considered a guarantor under the current or future credit facilities of Regatta. The guarantees are joint and several obligations of the respective guarantors.

Deferred Financing Costs

The Company incurred approximately $20.5 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments applying the effective interest rate method. For the year ended December 31, 2008 and the month ended December 31, 2007, the Company recognized $2.8 million and $0.1 million in amortization of deferred financing costs in interest expense on the statement of operations.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is subject to certain leases for office facilities and certain equipment under operating lease agreements which expire through 2017. Certain leases contain escalation clauses; for such leases, the total amount of rent is expensed on a straight-line basis over the term of the lease. Rent expense for the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007, and the year ended December 31, 2006 was approximately $4.1 million, $0.1 million, $0.9 million and $1.1 million, respectively. Future minimum lease obligations under non-cancelable lease agreements as of December 31, 2008 are as follows (in thousands):

2009	$4,552
2010	3,488
2011	2,258
2012	2,062
2013	1,044
Thereafter	1,104

$14,508

Litigation

The Company and its subsidiaries are subject to various claims and business disputes in the ordinary course of business, none of which are considered to materially impact the consolidated financial position, operations or cash flows of the Company.

Indemnification

Under a Tax Sharing Agreement among the Company, Windstream and WCAS, the Company is generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the Transaction is lost as a result of a disqualifying action taken by any of WCAS or the Company or its subsidiaries after the Transaction date (November 30, 2007). The amount of any such losses likely would have a material adverse effect on the Company’s business. The Company obtained a private letter ruling from the Internal Revenue Service (“IRS”) under Section 355, Section 368 and related provisions of the Internal Revenue Code to the effect that the Transaction qualifies as a tax-free transaction to the Company, Windstream and WCAS for United States income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and WCAS will not be able to rely on the ruling. Based on the preemptive actions taken by the Company, including the private letter ruling and certain tax opinions obtained to the effect that the Transaction qualifies as tax-free to the Company, Windstream and WCAS, the Company believes the likelihood of any disqualifying action to occur to be remote; accordingly, no liability has been accrued as of December 31, 2007 or 2008 related to the indemnification.

8.	INTEGRATION ACTIVITIES

During the year ended December 31, 2008, the Company completed certain phases of an integration and synergy plan directly related to the acquisition of the Berry ILOB. The Company terminated an aggregate of 153 employees at The Berry Company and LIYP and consolidated certain sales office facilities during 2008. As a result, the Company capitalized approximately $0.5 million in the Berry ILOB purchase accounting for employee termination and facility exit costs, in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In addition, the Company expensed approximately $1.5 million for LIYP employee termination and related costs in general and administration expense during the year ended December 31, 2008, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company continues to assess operating activities at the Berry Company and LIYP for overlap or redundancies which may be synergized in the future.

9.	RELATED PARTY TRANSACTIONS

Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned subsidiary of Local Insight and an affiliate of the Company, provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to Regatta under a consulting services agreement with Welsh, Carson, Anderson & Stowe IX, L.P. that was previously assigned to Regatta. The Company incurred $10.0 million in such consulting fees during the year ended December 31, 2008 and $11.1 million of such costs were paid as of the close date of the Split-Off in 2007. The Company expects that such consulting fees will approximate $10.0 million per annum.

In conjunction with the Berry ILOB acquisition, the Company paid WCAS approximately $0.3 million for acquisition and financing related services.

The Berry Company earns revenue and incurs costs associated with certain directories published on behalf of certain affiliates of the Company. Such revenue and expense was $147.9 million and $103.2 million, respectively, for the year ended December 31, 2008.

As of December 31, 2008 and 2007, certain affiliates of LIMI owed the Company approximately $11.4 million and $1.5 million, respectively. The Company owed certain affiliates of LIMI approximately $7.4 million as of December 31, 2008. Such amounts related primarily to certain operating costs and capital expenditures incurred during 2007 and 2008. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

Predecessor Period

Consistent with its contracts with other customers, the Predecessor Company contracted with its incumbent LEC customers to provide directory publishing services which include the publication of a standard directory at no charge. Revenues related to publishing such directories represented approximately 72% and 71% of total revenues for the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively. The Predecessor Company also paid a royalty to Windstream based on the advertising revenues earned and a percentage specified by the contract. Such royalties were approximately $45.7 million and $58.3 million for the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively. The Predecessor Company also billed Windstream for publishing services not covered by the standard contract of approximately $9.3 million and $10.1 million during the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively.

Certain services, such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Predecessor Company by Windstream. Historically, the Predecessor Company reimbursed Windstream for such services based on either tariffed or negotiated contract rates or fully distributed costs. Fully distributed costs included costs associated with employees of Windstream who were partially or entirely dedicated to performing functions that benefited the Predecessor Company’s operations. Expenses paid by Windstream on behalf of the Predecessor Company were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services was allocated based on the most relevant allocation method to the service provided, either net sales of the Predecessor Company as a percentage of net sales of Windstream, total assets of the Predecessor Company as a percentage of total assets of Windstream, or headcount of the Predecessor Company as a percentage of Windstream’s total headcount. Total expenses allocated to the Predecessor Company were $4.4 million and $4.1 million for the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively. Such costs were not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone entity. The methods used to make such allocations were considered reasonable and costs charged were considered reasonable representations of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone company.

The Predecessor Company participated in the centralized cash management practices of Windstream. Under these practices, cash balances were transferred daily to Windstream’s bank accounts. The Predecessor Company obtained interim financing from Windstream to fund its daily cash requirements. The Predecessor Company earned interest income on receivables due from Windstream and charged interest expense for payables due to Windstream. The interest rate charged on payables to Windstream was approximately 7.7% and 6.7% for the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively. Interest rates on receivables from Windstream were approximately 5.8% and 5.3% in the eleven months ended November 30, 2007 and year ended December 31, 2006, respectively. The Predecessor Company’s cash held at Windstream was not allocated to the Predecessor Company in the historical consolidated financial statements. Cash reflected in the consolidated statements represented only those amounts held at the Predecessor Company level. In addition, no debt was historically allocated by Windstream to the Predecessor Company.

10.	INCOME TAXES

Income tax expense (benefit) consisted of the following for the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006 (in thousands):

	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Current
Federal	$18,304	$—	$395	$4,253
State and other	2,949	—	267	447

	21,253	—	662	4,700

Deferred:
Federal	(58,511)	(4,979)	(565)	(1,888)
State and other	(9,267)	(482)	(31)	(186)

	(67,778)	(5,461)	(596)	(2,074)

	$(46,525)	$(5,461)	$66	$2,626

A reconciliation of the statutory tax rate and effective tax rate for the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4%	1.9%	-32.8%	-3.9%
Non-deductible transaction costs	—	-4.2%	16.2%	-90.4%
Permanent items	-0.3%	—	-19.2%	—
Prior year true-ups	—	—	-14.4%	—
Other items, net	—	—	1.2%	-1.6%

Effective income tax rate	38.1%	32.7%	-14.0%	-60.9%

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Deferred tax assets:
Bad debt provision	$1,657	$162
Indirect State benefit	1,447	158
Operating loss carryforwards	4,420	711
Unearned revenue	36,906	15,110
Accruals and other, net	5,828	—

	50,258	16,141
Valuaton allowance	(889)	(711)

Total deferred tax assets	49,369	15,430

Deferred tax liabilities:
Deferred directory gross profit	1,178	18,304
Goodwill and other intangible assets	110,668	125,600
Property and equipment	1,710	2,220
Other	109	—

Total deferred tax liabilities	113,665	146,124

Net deferred income tax liability	$64,296	$130,694

At December 31, 2008, we had federal net operating loss carryforwards of approximately $53.2 million and various state net operating loss carryforwards, which will begin to expire in periods 2015 through 2028. The determination of state net operating loss carryforwards is dependent on taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards. The Company establishes valuation allowances, when necessary, to reduce the deferred tax assets to amounts expected to be realized. As of December 31, 2008 and 2007, the Company recorded a valuation allowance of approximately $0.9 million and $0.7 million, respectively, related to certain state loss carryforwards which are expected to expire before utilization. Utilization of the acquired net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

On January 1, 2007, the Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). There was no impact to retained earnings as a result of adopting FIN 48. At the adoption date, and as of November 30, 2007, the Predecessor Company had immaterial gross unrecognized tax benefits attributable to the recognition of revenue for tax purposes. As of December 31, 2008, the Company has recorded $36.9 million for unrecognized tax benefits related to temporary items attributable to the recognition of revenue for tax purposes. The unrecognized tax benefits have been netted with the net operating loss incurred during the year ended December 31, 2008.

A reconciliation of the beginning and ending gross unrecognized tax benefits for the periods ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Beginning balance	$5,231	$—
Gross additions based on tax positions related to the period	36,906	5,231
Reductions for prior period tax positions	(5,231)	—

Ending balance	$36,906	$5,231

The Company believes it is reasonably possible that the unrecognized tax benefits will materially change and be recognized within the next 12 months. The unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; such reversals of these unrecognized tax benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes, an estimate of which cannot be reasonably made. None of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to a tax sharing agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 the Company’s accrued interest expense and penalties related to unrecognized tax benefits was approximately $0.1 million; at December 31, 2007 accrued interest expense and penalties related to unrecognized tax benefits was immaterial.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Ohio, Georgia, Kentucky, Nebraska, North Carolina and Pennsylvania as “major” taxing jurisdictions.

11.	SHARE-BASED COMPENSATION

Certain employees of the Company participate in the Local Insight Option Plan. Not more than 40,003 shares may be awarded pursuant to the Option Plan. Awards granted under the Option Plan vest over a period of four to seven years, subject to certain time and performances based measures, and have a maximum contractual term of 10 years. One half of each employee award vests over a four year service period and one half is subject to accelerated vesting based on achievement of certain revenue and earnings before interest, income taxes, depreciation and amortization performance targets. If such performance measures are not achieved vesting effectively reverts over a seven year service period. Initial vesting of each award is based on an employee’s hire date with the Company.

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

Expected volatility	74.9%
Risk-free interest rate	3.4%
Expected term of the award	6 years
Expected dividend yield	NA

The following table summarizes award activity under the Option Plan as of December 31, 2008 and changes during the year ended December 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(years)
Outstanding at December 31, 2007	—	$—
Granted	5,995	1,342.31
Exercised	—	—
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2008	5,995	$1,342.31	9.6

Vested and expected to vest options at December 31, 2008	5,761	$1,342.31	9.6
Exercisable at December 31, 2008	113	$1,342.31	9.6

The weighted-average grant-date fair value of the awards granted in 2008 was $631.29 per share, or approximately $3.6 million. During the year ended December 31, 2008 the Company recognized approximately $1.1 million in share-based compensation expense within general and administrative expense. Total unrecognized compensation cost related to unvested awards at December 31, 2008 was approximately $2.5 million. The unrecognized expense is expected to be recognized over the next three to six years depending on whether certain performance conditions are met.

Predecessor Company

Under Windstream’s stock-based compensation plans, Windstream could issue restricted stock and other equity securities to directors, officers and other key employees. As of December 31, 2006, the number of shares available for issuance under the Windstream 2006 Equity Incentive Plan was 6.9 million shares. In August 2006, the Windstream Board of Directors approved three grants of restricted stock awards to officers and employees of the Company, which had aggregate fair values on the date of grant of approximately $544,500, $74,000 and $198,300, respectively. The first grant was a one-time grant made to all salaried, non-bargaining, former Alltel employees which vests three years from the date of grant. The second grant represents Windstream’s standard annual grant made to officers and certain management employees as a key component of those employees’ annual incentive compensation plan. The third grant was made to any former Alltel employees who forfeited Alltel stock options upon a spin-off of Windstream from Alltel on July 17, 2006. The second and third grants each vest in equal increments over a three-year period following the date of grant. Each of these three grants of restricted stock has only a service condition, as indicated by the vesting period. During the eleven months ended November 30, 2007, the Predecessor Company recognized approximately $59,000 in compensation expense related to such awards.

Non-vested Windstream restricted stock activity for the eleven months ended November 30, 2007 and the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at July 17, 2006	—	$—
Granted	64,800	12.60
Vested	—	—
Forfeited	(3,200)	12.60

Non-vested at December 31, 2006	61,600	12.60

Granted	—	—
Vested	(6,048)	13.80
Forfeited	(55,552)	12.71

Non-vested at November 30, 2007	—	$—

Employees of the Company were no longer eligible under the Plan effective with the Company’s change of control upon close of the Transaction; accordingly, any unvested restricted stock as of November 30, 2007 was forfeited.

Prior to the spin-off of Windstream from Alltel, officers and other management employees of the Predecessor Company were granted fixed and performance-based incentive and non-qualified stock options of Alltel under Alltel’s stock-based compensation plans. Set forth below is certain information related to stock options outstanding under Alltel’s stock-based compensation plans relating to the Predecessor Company’s employees:

	Number of Shares	Average Price Per Share
Outstanding at July 17, 2006	7,897	$61.25
Re-pricing due to Alltel spin-off	1,753	50.12
Exercised	(8,241)	54.81
Forfeited	(1,409)	52.27

Outstanding at December 31, 2006	—	$—

The amounts reflected in the table above represent stock options held by those employees that were known to be Windstream Yellow Pages employees as of July 17, 2006 (date of Alltel spin-off). Upon the spin-off date, all employees of the Predecessor Company terminated their employment with Alltel, and therefore forfeited any unvested stock options. All vested stock options were required to be exercised within ninety days of termination pursuant to plan provisions. Because all of the unvested stock options were forfeited prior to vesting, pursuant to the guidance in SFAS No. 123(R), any expense previously recognized related to those options was reversed. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $0.2 million. Alltel received approximately $1.1 million in cash from the exercise of stock options by employees of the Predecessor Company during 2006.

12.	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Successor and Predecessor Companies sponsor employee savings plans under Section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the respective plans. The Successor and Predecessor Companies also make employer annual contributions to the plans, subject to certain limitations. Expense recorded by the Successor and Predecessor Companies related to these plans amounted to $1.4 million, $0.1 million, $0.7 million, and $0.5 million during the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006, respectively. Such expense is included in general and administrative expense.

Successor Period

The Company did not acquire any employee benefit related assets or assume any employee benefit related liabilities of the Predecessor Company. Accordingly, the Company’s consolidated financial statements do not reflect any assets, liabilities or costs associated with employee benefit plans of the Predecessor Company.

Predecessor Period

Windstream maintained a qualified defined benefit pension plan, which covered substantially all employees of the Predecessor Company. In December 2005, the qualified defined pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). In addition, Windstream also provided postretirement healthcare and life insurance benefits for eligible employees of the Predecessor Company. Employees shared in the cost of these benefits. Windstream funded the accrued costs of the postretirement benefit plan as benefits were paid. Expenses recorded by the Predecessor Company during the eleven months ended November 30, 2007 and the year ended December 31, 2006 related to the pension plan amounted to approximately $0.4 million and $0.6 million, respectively, while expenses recorded by the Predecessor Company related to the postretirement benefit plan for the same periods amounted to approximately $0.1 million in each period. These expenses are included in cost of sales and general and administrative expense in the accompanying consolidated statements of operations. No allocation of the Predecessor Company’s share of the pension or postretirement benefit plans’ assets or liabilities have been included in the accompanying consolidated balance sheets because the amounts had not been actuarially determined.

Windstream had a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees. The amount of profit-sharing contributions to the plan was determined annually by Windstream’s Board of Directors. Profit-sharing expense recorded by the Predecessor Company amounted to approximately $0.3 million during the year ended December 31, 2006. The profit sharing plan was discontinued as of November 30, 2007; accordingly, no profit-sharing expense was recorded in the eleven months ended November 30, 2007. Such expense was historically included in cost of sales and general and administrative expense.

13.	FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth the Company’s consolidating balance sheets as of December 31, 2008 and December 31, 2007, consolidating statements of operations and cash flows for the year ended December 31, 2008, the month ended December 31, 2007, the eleven months ended November 30, 2007 and the year ended December 31, 2006. The Company formed

The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. LIYP and The Berry Company have guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

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

LIYP and The Berry Company are the wholly-owned subsidiaries of Regatta. The Notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries. Each entity in the consolidating financial information follow the same accounting policies as those described and used in the Company’s consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, the Company eliminates: (i) guaranteed debt reflected on the LIYP and The Berry Company balance sheets as guarantors of such debt; and (ii) the investment in subsidiaries account.

The Company’s consolidating balance sheet as of December 31, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$16,888	$2,533	$—	$19,421
Accounts receivable, net	—	17,537	19,495	—	37,032
Due from affiliates	—	3,096	39,427	(31,162)	11,361
Intercompany receivable	—	13,615	—	(13,615)	—
Deferred directory costs	—	20,031	32,506	—	52,537
Deferred income taxes	1,009	184	—	4,325	5,518
Prepaid expenses and other current assets	40	266	531	(80)	757

Total current assets	1,049	71,617	94,492	(40,532)	126,626
Property and equipment, net	6,685	7,645	6,147	—	20,477
Equity investments	701,323	—	—	(701,323)	—
Intangible assets, net	—	312,539	74,707	—	387,246
Goodwill	—	234,329	44,761	—	279,090
Tradename intangible asset	—	—	37,900	—	37,900
Assets held for sale	—	1,592	492	—	2,084
Deferred income taxes	18,624	—	—	(18,624)	—
Deferred financing costs, net	17,645	17,645	17,645	(35,290)	17,645

Total Assets	$745,326	$645,367	$276,144	$(795,769)	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	3,350	3,350	3,350	$(6,700)	$3,350
Line of credit	26,600	26,600	26,600	(53,200)	26,600
Publishing rights payable	—	1,888	—	—	1,888
Accounts payable and accrued liabilities	3,550	8,601	18,546	—	30,697
Current deferred income taxes	—	—	65	(65)	—
Unearned revenue	—	8,289	28,560	—	36,849
Accrued interest payable	1,930	1,930	1,930	(3,860)	1,930
Due to affiliates	5,497	—	14,357	(12,459)	7,395
Intercompany payable	32,318	—	—	(32,318)	—

Total current liabilities	73,245	50,658	93,408	(108,602)	108,709
Deferred income taxes, net	—	111,449	1,530	(43,167)	69,812
Long-term debt, net of current portion	509,195	509,195	509,195	(1,018,390)	509,195
Other liabilities	—	10,868	—	9,598	20,466

Total liabilities	582,440	682,170	604,133	(1,160,561)	708,182
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,903	38,207	(242,458)	204,251	249,903
Accumulated deficit	(87,019)	(75,010)	(85,531)	160,541	(87,019)

Total stockholders’ equity	162,886	(36,803)	(327,989)	364,792	162,886

Total Liabilities and Stockholders’ Equity	$745,326	$645,367	$276,144	$(795,769)	$871,068

The Company’s consolidating balance sheet as of December 31, 2007 is as follows (in thousands):

	LIRH	LIYP	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,758	$—	$1,758
Accounts receivable, net	—	17,669	—	17,669
Due from affiliates	733	723	—	1,456
Intercompany receivable	13,871	—	(13,871)	—
Deferred directory costs	—	25,703	—	25,703
Deferred income taxes	—	3,927	—	3,927
Prepaid expenses and other current assets	92	283	(92)	283

Total current assets	14,696	50,063	(13,963)	50,796
Property and equipment, net	—	11,076	—	11,076
Equity investments	503,112	—	(503,112)	—
Goodwill	—	233,293	—	233,293
Intangible assets, net	—	372,214	—	372,214
Deferred financing costs, net	7,660	7,660	(7,660)	7,660

Total Assets	$525,468	$674,306	$(524,735)	$675,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	460	$460	$(460)	$460
Line of credit	8,500	8,500	(8,500)	8,500
Publishing rights payable	—	621	—	621
Accounts payable and accrued liabilities	689	10,471	(689)	10,471
Unearned revenue	—	2,737	—	2,737
Accrued interest payable	2,237	2,237	(2,237)	2,237
Intercompany payable	—	13,871	(13,871)	—

Total current liabilities	11,886	38,897	(25,757)	25,026
Deferred income taxes, net	—	134,553	—	134,553
Long-term debt, net of current portion	276,040	276,040	(276,040)	276,040
Other liabilities	—	1,878	—	1,878

Total liabilities	287,926	451,368	(301,797)	437,497
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,747 shares issued and outstanding	2	—	—	2
Additional paid-in capital	248,789	234,187	(234,187)	248,789
Accumulated deficit	(11,249)	(11,249)	11,249	(11,249)

Total stockholders’ equity	237,542	222,938	(222,938)	237,542

Total Liabilities and Stockholders’ Equity	$525,468	$674,306	$(524,735)	$675,039

The Company’s consolidating statement of operations for the year ended December 31, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Directory revenue	$—	$132,932	$308,603	$(6,963)	$434,572
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	71,947	57,049	—	128,996
Publishing rights	—	12,249	206,884	(6,963)	212,170
General and administrative expense	908	37,714	63,344	—	101,966
Consulting fees - affiliate	—	8,000	2,000	—	10,000
Depreciation and amortization	132	28,235	24,834	—	53,201
Impairment charge	—	816	103	—	919

Total operating expenses	1,040	158,961	354,214	(6,963)	507,252

Operating loss	(1,040)	(26,029)	(45,611)	—	(72,680)
Other (income) expenses:
Interest income	—	(115)	(119)	—	(234)
Interest expense	49,465	49,465	37,959	(87,424)	49,465
Other (income) expense	166	259	280	(321)	384

Loss before income taxes	(50,671)	(75,638)	(83,731)	87,745	(122,295)
Income tax benefit (provision)	(19,633)	(9,357)	1,800	(19,335)	(46,525)

Net loss before equity in losses of consolidated subsidiaries	(31,038)	(66,281)	(85,531)	107,080	(75,770)
Equity in losses of consolidated subsidiaries	(44,732)	—	—	44,732	—

Net loss	$(75,770)	$(66,281)	$(85,531)	$151,812	$(75,770)

The Company’s consolidating statement of operations for the month ended December 31, 2007 is as follows (in thousands):

	Regatta	LIYP (Sucessor)	Eliminating Entries	Consolidated (Sucessor)
Directory revenue	$—	$10,221	$—	$10,221
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	7,566	—	7,566
Publishing rights	—	616	—	616
General and administrative expense	—	2,800	—	2,800
Management fees	—	11,061	—	11,061
Depreciation and amortization	—	2,373	—	2,373

Total operating expenses	—	24,416	—	24,416

Operating loss	—	(14,195)	—	(14,195)
Other (income) expenses:
Interest income	—	(4)	—	(4)
Interest expense	2,519	2,519	(2,519)	2,519

Loss before income taxes	(2,519)	(16,710)	2,519	(16,710)
Income tax provision	—	(5,461)	—	(5,461)

Net loss before equity in earnings (losses) of consolidated subsidiary	(2,519)	(11,249)	2,519	(11,249)
Equity in earnings (losses) of consolidated subsidiary	(8,730)	—	8,730	—

Net loss	$(11,249)	$(11,249)	$11,249	$(11,249)

The Predecessor Company’s consolidating statement of operations for the eleven months ended November 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Directory revenue	$—	$122,650	$—	$122,650
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	27,903	—	27,903
Publishing rights	—	60,451	—	60,451
General and administrative expense	—	27,208	—	27,208
Depreciation and amortization	—	1,488	—	1,488
Transaction costs	—	3,280	—	3,280

Total operating expenses	—	120,330	—	120,330

Operating loss	—	2,320	—	2,320
Other (income) expenses:
Interest expense	—	2,786	—	2,786
Other (income) expense	—	7	—	7

Loss before income taxes	—	(473)	—	(473)
Income tax provision	—	66	—	66

Net loss before equity in earnings (losses) of consolidated subsidiary	—	(539)	—	(539)

Net loss	$—	$(539)	$—	$(539)

The Predecessor Company’s consolidating statement of operations for the year ended December 31, 2006 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Directory revenue	$—	$149,732	$—	$149,732
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	31,755	—	31,755
Publishing rights	—	19,043	—	19,043
Publishing rights paid to Windstream	—	58,334	—	58,334
General and administrative expense	—	30,056	—	30,056
Depreciation and amortization	—	1,698	—	1,698
Transaction costs	—	11,146	—	11,146

Total operating expenses	—	152,032	—	152,032

Operating loss	—	(2,300)	—	(2,300)
Other (income) expenses:
Interest expense	—	2,008	—	2,008
Other expense	—	5	—	5

Loss before income taxes	—	(4,313)	—	(4,313)
Income tax provision	—	2,626	—	2,626

Net loss before equity in earnings (losses) of consolidated subsidiary	—	(6,939)	—	(6,939)

Net loss	$—	$(6,939)	$—	$(6,939)

The Company’s consolidating statement of cash flows for the year ended December 31, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Operating Activities
Net loss	$(75,770)	$(66,281)	$(85,531)	$151,812	$(75,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	44,732	—	—	(44,732)	—
Depreciation and amortization expense	133	75,576	62,144	—	137,853
Deferred income taxes	(19,633)	(19,361)	1,800	(28,933)	(66,127)
Change in uncertain tax positions	—	9,206	—	9,598	18,804
Share-based compensation	—	177	936	—	1,113
Impairment charge	—	816	103	—	919
Loss on extinguishment of debt	1,481	1,481	—	(1,481)	1,481
Amortization of deferred financing costs	1,318	1,318	1,171	(2,489)	1,318
Amortization of discount on subordinated notes	2,370	2,370	2,370	(4,740)	2,370
Provision for doubtful accounts	—	2,104	2,259	—	4,363
Non-cash interest expense	—	44,462	34,573	(79,035)	—
Other	—	85	—	—	85
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	—	(2,350)	(7,017)	—	(9,367)
Due from affiliates	6,232	(2,373)	6,428	(12,795)	(2,508)
Deferred directory costs	—	(7,591)	(23,843)	—	(31,434)
Prepaid expenses and other current assets	(40)	57	(491)	—	(474)
Publishing rights payable	—	1,267	—	—	1,267
Accounts payable and accrued liabilities	141	(2,796)	15,391	—	12,736
Accrued interest	(307)	—	—	—	(307)
Unearned revenue	—	5,552	25,207	—	30,759

Net cash provided by (used in) operating activities	(39,343)	43,719	35,500	(12,795)	27,081

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,310)	(87)	—	—	(241,397)
Intercompany	45,644	(26,941)	(31,498)	12,795	—
Acquisition of property and equipment	(3,472)	(1,561)	(2,042)	—	(7,075)

Net cash used in investing activities	(199,138)	(28,589)	(33,540)	12,795	(248,604)

Financing Activities
Capital contribution	(573)	—	573	—	—
Proceeds on revolving credit facility	33,600	—	—	—	33,600
Repayments on revolving credit facility	(15,500)	—	—	—	(15,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301,350
Repayments on term loan	(67,675)	—	—	—	(67,675)
Debt financing costs	(12,721)	—	—	—	(12,721)

Net cash provided by financing activities	238,481	—	573	—	239,054

Net increase in cash and cash equivalents	—	15,130	2,533	—	17,663
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$16,888	$2,533	$—	$19,421

The Company’s consolidating statement of cash flows for the month ended December 31, 2007 is as follows (in thousands):

	Regatta	LIYP (Successor)	Eliminating Entries	Consolidated (Successor)
Operating Activities
Net loss	$(11,249)	$(11,249)	$11,249	$(11,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings (losses) of consolidated subsidiary	8,730	—	(8,730)	—
Depreciation and amortization expense	—	9,262	—	9,262
Deferred income taxes	—	(7,113)	—	(7,113)
Change in uncertain tax positions	—	1,662	—	1,662
Provision for doubtful accounts	—	422	—	422
Interest Expense	—	2,519	(2,519)	—
Other	72	—	—	72
Changes in operating assets and liabilities:
Accounts receivable	—	(9,331)	—	(9,331)
Due from affiliates	(733)	(723)	—	(1,456)
Deferred directory costs	—	(3,236)	—	(3,236)
Prepaid expenses and other current assets	(93)	(110)	—	(203)
Publishing rights payable	—	(556)	—	(556)
Accounts payable and accrued liabilities	689	5,757	—	6,446
Accrued interest	2,237	—	—	2,237
Unearned revenue	—	2,439	—	2,439

Net cash provided by operating activities	(347)	(10,257)	—	(10,604)

Investing Activities
Acquisition of subsidiary, net of cash acquired	(262,968)	—	—	(262,968)
Intercompany	263,701	(263,701)	—	—
Acquisition of property and equipment	—	(1,938)	—	(1,938)

Net cash used in investing activities	733	(265,639)	—	(264,906)

Financing Activities
Transfer of net acquisition debt to LIYP	(277,654)	277,654	—	—
Repayments on revolving credit facility	8,500	—	—	8,500
Proceeds from issuance of senior subordinated debt	276,500	—	—	276,500
Debt financing costs	(7,732)	—	—	(7,732)

Net cash used in financing activities	(386)	277,654	—	277,268

Net decrease in cash and cash equivalents	—	1,758	—	1,758
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$1,758	$—	$1,758

The Predecessor Company’s consolidating statement of cash flows for the eleven months ended November 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities
Net loss	$—	$(539)	$—	$(539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	—	1,488	—	1,488
Deferred income taxes	—	(1,400)	—	(1,400)
Provision for doubtful accounts	—	799	—	799
Changes in operating assets and liabilities:
Accounts receivable	—	9,422	—	9,422
Deferred directory costs	—	(356)	—	(356)
Prepaid expenses and other current assets	—	110	—	110
Publishing rights payable	—	(776)	—	(776)
Accounts payable and accrued liabilities	—	(3,003)	—	(3,003)
Unearned revenue	—	(251)	—	(251)

Net cash provided by operating activities	—	5,494	—	5,494

Investing Activities
Acquisition of property and equipment	—	(100)	—	(100)

Net cash used in investing activities	—	(100)	—	(100)

Financing Activities
Transfers to Windstream, net	—	(5,394)	—	(5,394)

Net cash used in financing activities	—	(5,394)	—	(5,394)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	1	—	1

Cash and cash equivalents, end of period	$—	$1	$—	$1

The Predecessor Company’s consolidating statement of cash flows for the year ended December 31, 2006 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities
Net loss	$—	$(6,939)	$—	$(6,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	—	1,698	—	1,698
Deferred income taxes	—	(2,103)	—	(2,103)
Provision for doubtful accounts	—	5,191	—	5,191
Changes in operating assets and liabilities:
Accounts receivable	—	(2,724)	—	(2,724)
Deferred directory costs	—	(996)	—	(996)
Publishing rights payable	—	(194)	—	(194)
Accounts payable and accrued liabilities	—	2,203	—	2,203
Unearned revenue	—	184	—	184
Other, net	—	(275)	—	(275)

Net cash provided by operating activities	—	(3,955)	—	(3,955)

Investing Activities
Acquisition of property and equipment	—	(213)	—	(213)
Other, net	—	24	—	24

Net cash used in investing activities	—	(189)	—	(189)

Financing Activities
Dividends	—	(4,025)	—	(4,025)
Transfers from Windstream, net	—	8,169	—	8,169

Net cash used in financing activities	—	4,144	—	4,144

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	1	—	1

Cash and cash equivalents, end of period	$—	$1	$—	$1

14.	SEGMENT INFORMATION

We are managed as a single operating segment. The operations of the Company are primarily comprised of yellow pages directory advertising in markets throughout the United States.

15.	VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes our valuation and qualifying accounts of our company during the year ended December 31, 2008 and the month ended December 31, 2007 and our predecessor company for the eleven months ended November 30, 2007 and year ended December 31, 2006 (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Income		Deductions		Balance at End of Period
Allowance for doubtful accounts:
Successor:
For the year ended December 31, 2008	$422	$8,442	(i)	$2,927		$5,937
For the month ended December 31, 2007	—	422		—		422
Predecessor:
For the period January 1, 2007 to November 30, 2007	3,984	799		2,908	(ii)	1,875
For the year ended December 31, 2006	2,785	5,191		3,992	(ii)	3,984
Valuation allowance for deferred tax assets:
Successor:
For the year ended December 31, 2008	$711	$178		$—		$889
For the month ended December 31, 2007	696	15		—		711
Predecessor:
For the period January 1, 2007 to November 30, 2007	553	143		—		696
For the year ended December 31, 2006	458	95		—		553
Accrued liabilities related to restructuring and other charges:
Successor:
For the year ended December 31, 2008	$—	$—		$—		$—
For the month ended December 31, 2007	—	—		—		—
Predecessor:
For the period January 1, 2007 to November 30, 2007	—	3,280		3,280	(iii)	—
For the year ended December 31, 2006	—	11,146		11,146	(iii)	—

Notes:

(i)	Inclusive of provision for bad debt charged to general and administrative expense and credits and adjustments netted against revenue.

(ii)	Accounts charged off net of recoveries of amounts previously written off.

(iii)	Cash outlays for expenses paid during the period.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results of operations are summarized as follows (in thousands):

	March 31	June 30	September 30 (Restated)	December 31
	(Successor)	(Successor)	(Successor)	(Successor)
2008
Revenue, net	$31,523	$122,845	$135,951	$144,253
Operating loss	(12,038)	(21,023)	(19,859)	(19,760)
Net loss	(12,176)	(22,022)	(21,818)	(19,754)

	March 31	June 30	September 30	Two Months Ended November 30	One Month Ended December 31
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
2007
Revenue, net	21,970	47,002	29,835	23,843	10,221
Operating income (loss)	(2,714)	3,658	490	886	(14,195)
Net income (loss)	(2,638)	1,624	(250)	725	(11,249)

The Company finalized its purchase accounting for the acquisition of the Berry ILOB in the fourth quarter of 2008. Accordingly, certain fair values associated with assets acquired at April 23, 2008 (date of acquisition) and the related amortization and depreciation expense for the period were adjusted during the quarter and as of December 31, 2008.

The Company restated its financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 because of errors made in the application of purchase accounting adjustments related to the acquisition of the Berry ILOB and the Split-Off. The amended financial statements were filed on Form 10-Q/A on January 15, 2009.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) promulgated under the Exchange Act and Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this annual report. The disclosures set forth in this Item 9A(T) contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A(T) for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and as further described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

We have identified certain accounting errors in its application of purchase accounting adjustments related to the acquisitions of LIYP and the Berry ILOB. These errors were identified as a result of ongoing process improvements which we are implementing in its internal controls over financial reporting as part of our continuing efforts to integrate the Berry ILOB and LIYP.

We are currently working to enhance the effectiveness of our disclosure controls and procedures as part of our continuing efforts to integrate the Berry ILOB and LIYP. We expect that these enhancements, which are primarily related to monitoring and detective controls, will improve the effectiveness of our disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of the end of the period covered by this annual report. Local Insight Media Holdings hired a new assistant controller during the quarter ended December 31, 2008 and has engaged a third party to help develop more effective account reconciliation processes and monitoring controls. These additional resources will devote a portion of their efforts on behalf of Local Insight Media Holdings to improving the effectiveness of our disclosure controls and procedures. These improvements are designed to reduce, although they may not eliminate, the risk of a material misstatement to a reasonable level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the financial statement errors relating to purchase accounting adjustments noted above, we have initiated changes to its account reconciliation processes and monitoring controls, primarily relating to additional layers of review on key accounts and financial risk areas.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Regatta Holdings have been detected.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2009.

Name	Age	Position
Marilyn B. Neal	60	Chairman of the Board
Douglas A. Myers	48	President
William Prince	52	Chief Operating Officer
James Stirbis	39	Chief Financial Officer
Daniel J. Graham	53	Executive Vice President and Chief Administrative Officer
Kathleen Geiger-Schwab	52	Chief Strategy Officer
John S. Fischer	51	General Counsel and Secretary
Richard L. Shaum, Jr.	52	Senior Vice President, Human Resources and Chief Talent Officer
John Almeida, Jr.	38	Director
Darren C. Battistoni	29	Director
Anthony J. de Nicola	44	Director
Scott A. Pomeroy	47	Director

Marilyn B. Neal has served as Chairman of the Board of Regatta Holdings, LIYP and LILM since November 2007. From November 2007 until December 31, 2008, she also served as President and Chief Executive Officer of Regatta Holdings, LIYP and LILM. She has served as Local Insight Media’s Chairman of the Board since June 2006 and as Local Insight Media Holdings’ Chairman of the Board since June 2008. On December 31, 2008, she was appointed Executive Chairman of Local Insight Media Holdings. From January 2003 until January 2006, she served as Executive Vice President and Chief Operating Officer of Dex Media, Inc. From 2000 until November 2002, Mrs. Neal served as Regional President, Transcoastal & National for Verizon Information Services, with responsibilities for Verizon’s Yellow Pages business in the western and northeastern United States. From 1974 to 2000, she held several positions with GTE Information Services, formerly GTE Directories, including Senior Vice President, Vice President of International, Vice President of Business Development and various other sales positions. In addition, she was a member of the board of directors of Chesapeake Directory Sales Corporation and the Association of Directory Marketing and was an active participant in the National Yellow Pages Association.

Douglas A. Myers has served as the President of Regatta Holdings, LIYP and LILM since December 31, 2008. He has served as Local Insight Media Holdings’ Vice President, Business Development since March 2008. Mr. Myers has served as President and Chief Executive Officer of CBD Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings, since March 2002. CBD Media LLC is an affiliate of CBD Media, the leading publisher of print and online directories in the greater Cincinnati metropolitan area. Since November 2007, Mr. Myers has also served as President and Chief Executive Officer of HYP Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings. HYP Media LLC is an affiliate of HYP Media, the leading publisher of print and internet directories in the State of Hawaii. Since July 2007, Mr. Myers has also served as President and Chief Executive Officer of ACS Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings. ACS Media LLC is an affiliate of ACS Media, the largest publisher of print and internet directories in the State of Alaska. From February 1999 until March 2002, Mr. Myers served as President and Chief Executive Officer of CBD Media’s predecessor, Cincinnati Bell Directory. From 1982 until February 1999, Mr. Myers held a variety of marketing and management positions at Cincinnati Bell Directory, Cincinnati Bell Telephone and Cincinnati Bell Inc. Mr. Myers holds a B.B.A. degree from the University of Cincinnati and an M.B.A. from Xavier University.

William Prince has served as Chief Operating Officer of Regatta Holdings, LIYP and LILM since November 2007. From March 2007 until November 2007, he served as a Managing Director of Local Insight Media. From November 2005 until February 2007, Mr. Prince served as Executive Director Finance—Mid Atlantic Area for Idearc Inc. and its predecessor, Verizon Information Services. From 1996 through 2005, he served in a variety of senior management positions for Verizon Information Services and GTE Directories, including Executive Director Sales and Sales Strategy, General Manager Directory Distribution, Assistant Vice President International Operations and Chief Financial Officer and Secretary of Anglo Canadian Telephone Company and its operating subsidiary, Dominion Directory Information Services.

James Stirbis has served as Chief Financial Officer of Regatta Holdings, LIYP and LILM since November 2007 and as The Berry Company’s Chief Financial Officer since April 2008. He has served as Local Insight Media’s Vice President and Chief Accounting Officer since January 2007 and as Local Insight Media Holdings’ Vice President, Controller and Chief Accounting Officer since March 2008. From April 1998 to January 2007, he held several senior management positions with Republic Financial Corporation, a privately held investment company, including Senior Vice President—Finance, Chief Accounting Officer and Financial Controller. From 1996 to 1998, Mr. Stirbis held senior management positions, including Corporate Treasurer and Corporate Controller, with Consolidated Nevada Goldfields Corporation, an international mining company with operations in the United States and Mexico. Mr. Stirbis worked for KPMG Peat Marwick from 1992 to 1996. Mr. Stirbis received a B.S. degree in Accounting and a Masters of Accountancy degree from the University of Denver. Mr. Stirbis is a Certified Public Accountant in the State of Colorado.

Daniel J. Graham served as our Executive Vice President and Chief Administrative Officer and The Berry Company’s President and Chief Executive Officer from April 2008 until March 2008. He has served as Local Insight Media Holdings’ Executive Vice President and Chief Administrative Officer since March 2008 and as Local Insight Media’s Executive Vice President and Chief Administrative Officer since April 2008. Prior to that, Mr. Graham had been an employee of L.M. Berry for 30 years, serving as L.M. Berry’s President and Chief Executive Officer from August 2003 until April 2008. Prior to becoming President and Chief Executive Officer of L.M. Berry, he held several senior management positions with L.M. Berry and its affiliates. Mr. Graham holds a B.A. degree in Business Administration/Economics from Heidelberg College.

Kathleen Geiger-Schwab has served as our Chief Strategy Officer, as Local Insight Media’s Chief Strategy Officer and as The Berry Company’s Chief Operating Officer since April 2008. She has served as Local Insight Media Holdings’ Chief Strategy Officer since March 2008. From 1999 until April 2008, she served as Executive Vice President of L.M. Berry and as President of Berry Network, Inc. Ms. Geiger-Schwab has more than 28 years of experience in the Yellow Pages industry. She holds a B.S. degree in Advertising from the University of Alabama.

John S. Fischer has served as General Counsel and Secretary of Regatta Holdings, LIYP and LILM since November 2007, as The Berry Company’s General Counsel and Secretary since April 2008, as Local Insight Media’s General Counsel and Secretary since January 2007 and as Local Insight Media Holdings’ General Counsel and Secretary since March 2008. From June 2006 until January 2007, he served as Local Insight Media’s interim General Counsel on a consulting basis. From December 2004 until May 2006, Mr. Fischer served as Vice President and Deputy General Counsel at Dex Media, Inc. From July 2003 until December 2004, he was a member of the law department at Qwest Communications International Inc., where his duties included providing legal support and advice to Qwest’s Corporate Development group. His prior legal experience includes serving as General Counsel of LCC International, Inc. Mr. Fischer holds a double B.A. degree from Stanford University (Phi Beta Kappa) and J.D. and M.B.A. degrees from the University of California at Los Angeles.

Richard L. Shaum, Jr. has served as our Senior Vice President, Human Resources and Chief Talent Officer since April 2008. He served as our Chief Administrative Officer from November 2007 until April 2008, and has served as Chief Administrative Officer of LIYP and LILM since November 2007. He has held senior management positions with Local Insight Media since January 2007, and has served as Senior Vice President, Human Resources and Chief Talent Officer of Local Insight Media Holdings since March 2008. From April 2006 until January 2007, he provided interim management services to Local Insight Media. From 2003 through 2005, Mr. Shaum worked for Vantis International, a Canadian headquartered travel company, as Senior Vice President of Sales and Marketing. Between 2001 and 2002, Mr. Shaum provided consulting and interim management services to a variety of clients including Qwest Communications. From 1999 through 2000, he served as Chief Operating Officer for Vantis International. Between 1993 and 1998, he held the position of Managing Partner for Cavalry Capital Management in Monument, Colorado. Mr. Shaum earned a B.A. degree in religion from Vanguard University and M.A. degree in speech communication from the University of New Mexico.

John Almeida, Jr. has served as one of our directors since November 2007, as a director of Local Insight Media since June 2006 and as a director of Local Insight Media Holdings’ since March 2008. Mr. Almeida joined WCAS in March 1999 and is a general partner of that firm. Prior to joining WCAS, Mr. Almeida worked in the investment banking department of Lehman Brothers Inc. from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida holds a B.A. degree from Yale College. He is also a member of the boards of directors of ITC^DeltaCom, Inc and Titan Outdoor Holdings, Inc.

Darren C. Battistoni has served as one of our directors since November 2007, as a director of Local Insight Media since March 2007 and as a director of Local Insight Media Holdings since June 2008. He is a Vice President at WCAS, which he joined in September 2004. For two years prior to joining WCAS, Mr. Battistoni worked in the investment-banking group of Credit Suisse First Boston. He holds a B.S. degree in Economics from the Wharton School at the University of Pennsylvania. He is also a director of Centennial Communications Corp.

Anthony J. de Nicola has served as one of our directors since November 2007, as a director of Local Insight Media since June 2006 and as a director of Local Insight Media Holdings since June 2008. He has been a general partner of WCAS since April 1994. Previously, he worked for William Blair & Company for four years in the merchant banking area. Mr. de Nicola holds a B.A. degree from DePauw University and an M.B.A. from Harvard Business School. He is also a member of the boards of directors of Centennial Communications Corp., Ozburn-Hessey Logistics, Inc., Titan Outdoor Holdings, Inc., TransFirst and New Asurion Corporation.

Scott A. Pomeroy has served as one of our directors since November 2007. He has served as Local Insight Media’s President and as a director of that company since April 2006. In December 2006, he was appointed to the position of Chief Executive Officer of Local Insight Media. He has served as President, Chief Executive Officer and as a director of Local Insight Media Holdings since March 2008. He also served as Local Insight Media’s Chief Financial Officer and Treasurer from April 2006 until February 2007. From November 2003 until March 2006, he held several executive positions with Dex Media, Inc., including Executive Vice President and Chief Financial Officer and Vice President of Finance and Treasurer. He served as a consultant to Qwest Communications International Inc. from May 2002 until November 2003. From 2000 to 2002, he served as Chief Financial Officer for Eotec Capital, LLC. He served as an “interim” Chief Financial Officer for clients of CFO Consulting Services from 1999 to 2000. Additionally, he held the positions of Chief Financial Officer and President and Chief Operating Officer of Lewis Foods Group from 1996 to 1999. He served as Chief Financial Officer for JELTEX Holdings from 1993 to 1996. From 1984 to 1992, Mr. Pomeroy was employed by KPMG Peat Marwick; at the time he left that organization, he was a senior manager. Mr. Pomeroy received a B.B.A. in Accounting from the University of New Mexico and is a Certified Public Accountant in New Mexico.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding the compensation program in place for our executive officers, including the following executive officers, whom we refer to in this compensation discussion and analysis as our Named Executive Officers for the year ended December 31, 2008:

•	Marilyn B. Neal, our Chairman of the Board and, from November 2007 until December 31, 2008, our President and Chief Executive Officer.

•	Douglas A. Myers, our President since December 31, 2008.

•	James Stirbis, our Chief Financial Officer.

•	Daniel J. Graham, our Executive Vice President and Chief Administrative Officer.

•	John S. Fischer, our General Counsel and Secretary.

•	Richard J. Shaum, Jr., our Senior Vice President, Human Resources and Chief Talent Officer.

This compensation discussion and analysis includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide. Any statements regarding future individual and company performance measures, targets and other goals are disclosed in the limited context of our executive compensation program; these statements should not be taken as statements of our expectations or estimates of results or other guidance. We specifically caution you not to apply these statements to other contexts.

Compensation Philosophy and Objectives

Our executive compensation program is designed to motivate, attract, reward and retain talented individuals who are essential to our continued success. Our compensation program for Named Executive Officers is based on the following key principles:

•

Compensation linked with performance. A significant portion of total compensation is based on achievement of financial, operational and strategic goals. Compensation is also designed to recognize and reward individual contributions, teamwork and performance.

•	Long-term compensation. Equity-based compensation encourages executives to focus on long-term growth and prospects and to demonstrate a long-term performance commitment.

•	Industry competitive compensation. The amount and elements of executive compensation should be competitive in the industry in which we compete for executive talent.

Employment Relationships of our Named Executive Officers

We completed our first, partial fiscal year on December 31, 2007 following consummation of the Split-Off in November 2007. Prior to the Split-Off, Mrs. Neal and Messrs. Stirbis, Fischer and Shaum were employed by Local Insight Media. In connection with the Split-Off, Mrs. Neal was appointed Chairman of the Board, President and Chief Executive Officer of Regatta Holdings, LIYP and LILM. Mrs. Neal resigned as President and Chief Executive Officer of Regatta Holdings, LIYP and LILM on December 31, 2008, but remains Regatta Holdings’ Chairman of the Board. Messrs. Stirbis, Fischer and Shaum continued to be employed by Local Insight Media following the Split-Off. Prior to and following the Split-Off, Mr. Myers was an employee of CBD Media LLC, a wholly owned, indirect subsidiary of Local Insight Media. Upon the completion of the Berry Company’s acquisition of the Berry ILOB on April 23, 2008, Mr. Graham became employed by Local Insight Media. On June 20, 2008, upon the combination of the businesses of Regatta Holdings and Local Insight Media, Messrs. Myers, Stirbis, Graham, Fischer and Shaum became employed by Local Insight Media Holdings.

In 2008, Messrs. Stirbis, Fischer and Shaum rendered services to Regatta Holdings pursuant to the consulting agreement between Regatta Holdings and LIMI, a wholly owned, indirect subsidiary of Local Insight Media Holdings. Under the terms of the consulting agreement, Regatta Holdings reimburses LIMI for the amount of those individuals’ compensation attributable to services each of them performs for Regatta Holdings. See Item 13 – “Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement Between Local Insight Media, Inc. and Regatta Holdings.”

In 2008, the Named Executive Officers’ compensation was paid by LIYP in the case of Mrs. Neal; by CBD Media LLC in the case of Mr. Myers; by The Berry Company in the case of Mr. Graham; and by LIMI in the case of Messrs. Stirbis, Fischer and Shaum.

The compensation information discussed in this compensation discussion and analysis and in the tables, footnotes and narrative that follow represents all compensation earned by the Named Executive Officers during fiscal 2008, and unless otherwise stated, assumes that the Named Executive Officers devoted all of his or her time to providing services to Regatta Holdings. The compensation information does not include any applicable margin Regatta Holdings is required to pay pursuant to the terms of its consulting agreement with LIMI.

Compensation Setting Process

The Compensation Committee of Local Insight Media established and approved the compensation for Mrs. Neal, Mr. Fischer and Mr. Shaum for the fiscal year ended December 31, 2007 and for Mr. Graham for the period from April 23, 2008 through December 31, 2008. On June 20, 2008, the Compensation Committee of the Board of Directors of Local Insight Media Holdings assumed the responsibility for reviewing and approving the compensation for our Named Executive Officers who were also executive officers of Local Insight Media Holdings (i.e., Messrs. Graham, Fischer and Shaum) as well as for Mrs. Neal. All references to “Compensation Committee” in this compensation discussion and analysis, and in the tables, footnotes and narrative following this compensation discussion and analysis, refer to the Compensation Committee of Local Insight Media for the period prior to June 20, 2008 and to the Compensation Committee of Local Insight Media Holdings for the period commencing June 20, 2008.

Messrs. Stirbis and Myers were not executive officers of Local Insight Media or Local Insight Media Holdings in 2008. Accordingly, their compensation was determined by the executive officers to whom they report in accordance with salary and other compensation parameters for their respective job responsibilities and functional levels.

Following the Split-Off and beginning with compensation for fiscal 2008, the members of the Regatta Holdings Board of Directors have reviewed compensation decisions for our Named Executive Officers and the decisions made by the Compensation Committee regarding the terms of stock option grants to our Named Executive Officers under the Local Insight Media Holdings 2008 Stock Option Plan. The Compensation Committee considers the recommendations of the members of the Regatta Holdings Board of Directors in approving the final compensation programs for our Named Executive Officers.

Benchmarking and Peer Group

During 2007, the Compensation Committee retained Watson Wyatt to review and assess Local Insight Media’s executive compensation program. Watson Wyatt identified a peer group of publicly traded companies, provided comparative data with respect to these peer companies, and provided recommendations regarding the overall compensation program and pay levels for Local Insight Media and its subsidiaries. Upon the recommendation of Watson Wyatt, a compensation peer group was used in setting executive compensation consisting of companies in Local Insight Media’s industry, which we refer to as the Peer Group, having similar size, revenue and number of employees to Local Insight Media. The Peer Group included the following companies: Dow Jones & Company, Inc., Gatehouse Media Inc., Idearc Inc., Meredith Corporation, and R.H. Donnelley Corporation.

Neither the Compensation Committee nor the Regatta Holdings Board of Directors retained compensation consultants during the year ended December 31, 2008. However, the Compensation Committee undertook a compensation review process in fiscal 2008 and, after consideration of other companies in the industry of comparable size, revenue and number of employees, determined to use the same Peer Group in reviewing 2008 executive compensation. In setting the base salaries and short-term cash bonus award amounts for our Named Executive Officers in 2007 and 2008, the Compensation Committee analyzed publicly available compensation data for the Peer Group and targeted cash compensation in the 50th percentile of cash compensation paid to similarly situated executive officers within the Peer Group, as adjusted for size, with a significant portion of cash compensation consisting of the incentive cash bonus award. The Compensation Committee believed that this allocation between base salary and incentive compensation properly reflects an emphasis on linking incentive compensation to company performance and results. The Compensation Committee targeted total compensation, including equity compensation, at the 100th percentile of total compensation paid to similarly situated executive officers within the Peer Group.

Compensation Program Components

Our executive compensation program for 2008 consisted of base salary, a performance-based cash bonus, long-term equity compensation, a deferred compensation program and benefits generally available to all employees. We believe executive compensation established for 2008 was allocated between base salary and incentive-based awards in a manner that was competitive within the marketplace and industry and appropriate to fulfill our stated compensation policies.

Base Salary

We believe that competitive levels of cash compensation, together with other incentive programs, are necessary for the motivation and retention of our executive officers. Base salaries provide executives with a predictable level of income and help achieve our compensation objectives by attracting and retaining strong executive talent. The base salaries of our Named Executive Officers are reviewed and, if appropriate, adjusted annually after internal review of the executive officer’s total compensation package and the executive officer’s individual performance and, in some cases, after considering market data provided by outside compensation consultants. As discussed above, neither the Compensation Committee nor the Regatta Holdings Board of Directors retained compensation consultants during the year ended December 31, 2008, but the Compensation Committee did consider publicly available Peer Group data. After consideration of these factors, the Compensation Committee determined not to increase the base salary of Mrs. Neal in 2008 from that approved for 2007. The base salaries of Mr. Fischer and Mr. Shaum were reviewed in September 2007 and were increased from $225,000 to $240,000 in the case of Mr. Fischer and from $200,000 to $225,000 in the case of Mr. Shaum. Their salaries did not increase in 2008. In March 2008, Mr. Myers’ base salary was increased from $185,000 to $193,325 and Mr. Stirbis’ base salary was increased from $175,000 to $187,202. Our other Named Executive Officer, Mr. Graham, was employed by Local Insight Media in April 2008; his base salary of $275,000 has not increased since that time.

Short-Term Performance-Based Cash Bonuses

We provide an opportunity for annual cash incentive awards to the Named Executive Officers to reward the achievement of corporate goals and initiatives.

In April 2008, the Compensation Committee approved the 2008 performance targets for the payment of cash bonuses under the Local Insight Media Holdings Executive Bonus Plan. The performance targets are based on the consolidated financial performance of Local Insight Media Holdings and its affiliated operating companies, including LIYP, The Berry Company, ACS Media, CBD Media, HYP Media, Axesa Servicios de Información, S. en C. (the leading Yellow Pages publisher in Puerto Rico, which is a 60% indirectly owned subsidiary of LIMH) and Caribe Servicios de Información Dominicana, S.A. (the largest Yellow Pages publisher in the Dominican Republic, which is a 100% indirectly owned subsidiary of LIMH). If the targets are achieved, cash bonuses are paid out under the Executive Bonus Plan based on a percentage of each Named Executive Officer’s target award. The target award is equal to 100% of the base salaries of Mrs. Neal and Mr. Graham; 70% of the base salaries of Messrs. Fischer and Shaum; and 60% of the base salaries of Messrs. Myers and Stirbis.

The “base” component of the 2008 bonus opportunity approved by the Compensation Committee provided for a payout of up to 100% of the target award. Of such amount, 75%, or the EBITDA target, was based on the achievement of specified pro forma consolidated EBITDA objectives for Local Insight Media Holdings and its affiliated operating companies and 25%, or the revenue target, was based on the achievement of specified consolidated revenue objectives for Local Insight Media Holdings and its affiliated operating companies. Both the EBITDA target and the revenue target represented an increase over the actual consolidated EBITDA and consolidated revenue, respectively, achieved by Local Insight Media Holdings and its affiliated operating companies for the year ended December 31, 2007. In addition, the Compensation Committee established a “stretch” pro forma consolidated EBITDA objective, or the stretch EBITDA target, for Local Insight Media Holdings and its affiliated operating companies which, if achieved, would result in a payout of up to an additional 50% of the target award. Finally, given the importance of successfully integrating the Berry ILOB and achieving expected cost savings, the Compensation Committee also established a “stretch” synergies objective (consisting of year-end 2008 run-rate synergies resulting from the acquisition of the Berry ILOB), or the synergies target, which, if achieved, would result in a payout of up to an additional 50% of the target award. Accordingly, if all the objectives set by the Compensation Committee were met in full, the maximum bonus payout under the Executive Bonus Plan with respect to 2008 would equal 200% of the target award. The Compensation Committee established minimum thresholds for each component of the 2008 bonus opportunity, such that if the applicable threshold were not met no bonus would be paid with respect to that component.

The targets under the Executive Bonus Plan are tied to the confidential operating plan of Local Insight Media Holdings and its affiliated operating companies. The achievement of these targets was therefore substantially uncertain at the time the targets were set in April 2008. However, the baseline targets were intended to be challenging but realistic, in order to drive sustainable growth, while the “stretch” EBITDA and synergies targets were intended to be aggressive and less probable of achievement, in order to reward extraordinary performance.

As of March 31, 2009, the Compensation Committee had not determined the extent to which the targets established for 2008 had been met. Accordingly, the amount of the bonus payout under the Executive Bonus Plan with respect to 2008 had not been determined as of March 31, 2009.

Long-Term Equity Compensation

2008 Stock Option Plan. In June 2008, the Board of Directors of Local Insight Media Holdings approved the Local Insight Media Holdings, Inc., 2008 Stock Option Plan, or the Option Plan, pursuant to which eligible employees and directors of and consultants to Local Insight Media Holdings and its direct and indirect subsidiaries (including Regatta Holdings, LIYP and The Berry Company) may be granted options to purchase shares of common stock of Local Insight Media Holdings. The Compensation Committee is responsible for administering the Option Plan and has authority to approve the terms of all grants of equity compensation under the Option Plan, including to our Named Executive Officers. Although the Regatta Holdings Board of Directors and our executive officers may make recommendations about the terms of equity awards to be granted to our employees, these awards are approved by the Compensation Committee.

Stock options granted under the Option Plan have an exercise price that is not less than the fair market value of Local Insight Media Holdings’ common stock on the date of grant, which may be paid in cash (or other means approved by the Compensation Committee). Stock options may be issued as incentive stock options intended to comply with the requirements of Section 422(b) of the Internal Revenue Code or non-qualified stock options. Upon a change of control or similar transaction involving Local Insight Media Holdings, the Compensation Committee has discretion to provide, either in the terms of individual stock option agreements or otherwise, for the replacement or substitution of outstanding options, for the acceleration of the vesting of outstanding options and/or the payment, in cash, securities or other property, an amount that would be received in the transaction by the option holder had the option been exercised.

Each option is subject to the terms and conditions of a stock option agreement between Local Insight Media Holdings and the option holder. Stock options granted under the Option Plan have a term of ten years and are subject to time-based vesting and performance-based vesting conditions. In most cases, the vesting schedule of options depends on the date on which the option holder’s employment or period of service with us or Local Insight Media or Local Insight Media Holdings commenced. In general, for those employees whose employment or period of service commenced in 2006, 50% of their options were vested when the option award was made in August 2008; for those employees whose employment commenced in 2007, 25% of their options were vested when the option award was made in August 2008; and for those employees whose employment commenced in 2008, none of their options was vested when the option award was made in August 2008.

In general, 50% of the unvested stock options granted under the Option Plan vest in equal annual installments over time (two years in the case of employees whose employment or period of service commenced in 2006; three years in the case of employees whose employment commenced in 2007; and four years in the case of employees whose employment commenced in 2008), and 50% of the stock options granted under the Option Plan vest based on the achievement by Local Insight Media Holdings and its affiliated operating companies of specified consolidated EBITDA and consolidated revenue targets over time. If all the targets are met, vesting occurs in equal annual installments over two years in the case of employees whose employment or period of service commenced in 2006; three years in the case of employees whose employment commenced in 2007; and four years in the case of employees whose employment commenced in 2008. Options that vest based on the achievement of the specified consolidated EBITDA and consolidated revenue targets are referred to as performance vesting options. If the specified consolidated EBITDA and consolidated revenue targets for a particular year are not met, the performance vesting options scheduled to vest with respect to that year will not vest; provided that these performance vesting options will nevertheless vest if in the following year certain specified cumulative consolidated EBITDA and consolidated revenue targets are met. Any performance vesting options that do not vest because the applicable annual and cumulative performance targets were not achieved will in any event vest in four equal annual installments commencing on the second anniversary of the date on which such performance vesting options were originally scheduled to vest if the relevant annual performance targets had been met. The performance targets applicable to the performance vesting options may vary from the targets established under the Executive Bonus Plan and are approved by the Compensation Committee at the time the stock option is awarded; provided that the Compensation Committee has the discretion to adjust the performance targets to reflect acquisitions, divestitures, recapitalizations and certain similar transactions.

On August 1, 2008, our Named Executive Officers received awards of stock options under the Option Plan. The following table describes, for each Named Executive Officer, the number of stock options awarded and the percentage of those stock options that were vested as of the grant date:

Name	Number of stock options awarded on August 1, 2008	Percentage of stock options vested on August 1, 2008
Marilyn B. Neal	3,065	50%
	340	0%
Douglas A. Myers	490	25%
James Stirbis	430	25%
Daniel J. Graham	1,520	0%
John S. Fischer	1,540	50%
Richard J. Shaum, Jr.	1,165	50%

Each stock option agreement provides that the option and the shares of Local Insight Media Holdings common stock issued upon exercise of the option are subject to the terms and conditions of the stockholders agreement dated June 20, 2008 among Local Insight Media Holdings and certain of its stockholders. The stockholders agreement includes, among other things, restrictions on the transfer of, and repurchase rights granted to Local Insight Media Holdings with respect to, the common stock issued upon the exercise of an option.

The fair market value of the common stock for purposes of setting the exercise price for awards made under the Option Plan is determined in good faith by the Compensation Committee. On July 29, 2008, the Compensation Committee determined in good faith that the fair market value of Local Insight Media Holdings’ common stock as of August 31, 2008 was not less than $1,342.41 per share.

Deferred Compensation Plan. On January 24, 2008, Local Insight Media adopted the Local Insight Media Deferred Compensation Plan under Section 401 of the Internal Revenue Code. This plan is a nonqualified deferred compensation plan that is intended to provide certain employees and independent contractors, including non-employee directors, the opportunity to make elective deferrals of compensation to which they will become entitled in the future. Participants, who are selected by the Compensation Committee, may elect to defer annually a maximum of 100% of their base salary and performance-based cash bonus. Company contributions to the plan may be made at the sole discretion of the Compensation Committee. To date, no discretionary company contributions have been authorized. Participant deferrals and discretionary contributions, if any, are credited to the participant’s deferred compensation account, which will be credited with an investment return determined as if the account were invested in one or more of the investment funds made available under the plan, as selected by the participant. All participant deferrals are 100% vested immediately, while any company discretionary contributions vest equally over four years commencing on the date the participant first provided services to Local Insight Media Holdings or any of its subsidiaries. Mr. Stirbis was the only Named Executive Officer who elected to participate in the Deferred Compensation Plan during 2008. As of December 31, 2008, the deferred compensation liability balance under the plan was zero.

Employee Benefits

The Named Executive Officers are eligible to participate in our flexible benefits plans that are generally available to all of our employees. Under these plans, all employees are entitled to medical, dental and vision coverage, life insurance, long-term and short-term disability insurance and a 401(k) savings plan. Company matching contributions equal to 4.5% of employee contributions under the 401(k) savings plan are made in cash and vest immediately. Additionally, our employees are entitled to vacation, sick leave and other paid holidays. The Compensation Committee periodically reviews the benefits program to determine if any adjustments are appropriate.

Employment Agreements

Neal Employment Agreement

On January 2, 2007, Local Insight Media entered into an employment agreement with Marilyn B. Neal to provide services as Local Insight Media’s Executive Chairman and such customary responsibilities, duties and authority as may from time to time be assigned to Mrs. Neal by the Local Insight Media Board of Directors, including services for one or more subsidiaries or affiliates of Local Insight Media. In connection with the Split-Off, Mrs. Neal was appointed President and Chief Executive Officer of Regatta Holdings, LIYP and LILM and as nonexecutive Chairman of Local Insight Media. In connection with Mrs. Neal’s appointment as President and Chief Executive Officer of Regatta Holdings, Local Insight Media assigned to Regatta Holdings, and Regatta Holdings assumed, all of Local Insight Media’s rights and obligations under Mrs. Neal’s employment agreement, effective as of November 30, 2007. In connection with Mrs. Neal’s resignation as President and Chief Executive Officer of Regatta Holdings and her appointment as Local Insight Media Holdings’ Executive Chairman on December 31, 2008, Regatta Holdings assigned to Local Insight Media Holdings, and Local Insight Media Holdings assumed, all of Regatta Holdings’ rights and obligations under Mrs. Neal’s employment agreement, effective as of December 31, 2008.

Mrs. Neal’s employment agreement provides for an initial annual base salary of $400,000, subject to increase as determined by the Compensation Committee. Her annual base salary did not increase in 2008. In addition, Mrs. Neal is eligible to receive an annual cash incentive bonus equal to 100% of her base salary if threshold performance goals established by the Compensation Committee are met, and up to 150% of base salary if stretch goals (as established by the Compensation Committee) are achieved. Mrs. Neal is also eligible to participate in benefit plans generally available to other senior executives and in any equity compensation plans approved by the Local Insight Media Holdings Board of Directors (including the Option Plan), in each case subject to the terms and conditions of such plans and as may be approved by the Local Insight Media Holdings Board of Directors.

Mrs. Neal’s employment agreement expires on January 2, 2010, and shall thereafter automatically be extended for successive one year periods unless either party gives notice of non-extension to the other party no later than 90 days prior to the expiration of the then-current term. The employment agreement may be sooner terminated: (i) upon Mrs. Neal’s death; (ii) by Local Insight Media Holdings upon Mrs. Neal’s disability; (iii) by Mrs. Neal for any reason; or (iv) by Local Insight Media Holdings for “cause.”

Local Insight Media Holdings will have “cause” to terminate Mrs. Neal’s employment upon: (i) her commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) her commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties in the employment agreement (other than any such failure resulting from her disability) which is not remedied within 30 days after receipt of written notice thereof; (iv) her willful failure to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board of Directors not inconsistent with the terms of the employment agreement which is not remedied within 30 days after receipt of written notice thereof; or (v) her unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing her duties and responsibilities to Local Insight Media Holdings.

Graham, Fischer and Shaum Employment Agreements

Each of Messrs. Graham, Fischer and Shaum is party to an employment agreement with Local Insight Media Holdings and provides services to Regatta Holdings pursuant to the consulting agreement between Regatta Holdings and LIMI. The following table summarizes certain provisions that are unique to each such employment agreement:

Executive	Effective Date	Expiration Date		Annual Base Salary	Target Bonus
Daniel J. Graham	August 1, 2008	August 1, 2011	(1)	$275,000	100% of base salary; up to 150% of base salary if stretch goals are achieved(2)
John S. Fischer	January 2, 2007	January 2, 2010	(1)	$240,000	70% of base salary; up to 105% of base salary if stretch goals are achieved(2)
Richard L. Shaum	January 2, 2007	January 2, 2010	(1)	$225,000	70% of base salary; up to 105% of base salary if stretch goals are achieved(2)

(1)

Subject to automatic renewal for successive one year periods unless either party gives notice of non-extension to the other party no later than 90 days prior to the expiration of the then-current term.

(2)	Threshold and stretch performance goals are established by the Compensation Committee.

Under each of these employment agreements, the executive is eligible to participate in benefit plans generally available to other senior executives and in any equity compensation plans approved by the Local Insight Media Holdings Board of Directors, in each case subject to the terms and conditions of such plans and as may be approved by the Local Insight Media Holdings Board of Directors.

Each of these employment agreements: (i) will terminate upon the executive’s death; (ii) may be terminated by Local Insight Media Holdings upon the executive’s disability; (iii) may be terminated by Local Insight Media Holdings for “cause;” (iv) may be terminated by Local Insight Media Holdings without cause; (v) may be terminated by the executive for “good reason;” (vi) may be terminated by the executive without good reason; (vii) may be terminated by Local Insight Media Holdings by providing written notice of non-extension to the executive at least 90 days prior to the expiration of the then-current term of the employment agreement; and (viii) may be terminated by the executive by providing written notice of non-extension to Local Insight Media Holdings at least 90 days prior to the expiration of the then-current term of the employment agreement.

Local Insight Media Holdings will have “cause” to terminate the executive’s employment upon: (i) his commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) his commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties in the employment agreement (other than any such failure resulting from his disability) which is not remedied within 30 days after receipt of written notice thereof; (iv) his willful failure to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board of Directors not inconsistent with the terms of the employment agreement which is not remedied within 30 days after receipt of written notice thereof; or (v) his unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing his duties and responsibilities to Local Insight Media Holdings.

The executive will have “good reason” to resign his employment upon the occurrence of any of the following without his prior written consent: (a) Local Insight Media Holdings’ failure to make any material payment or provide any material benefit under the employment agreement or its material breach of the employment agreement or (b) any of the following during the period beginning on the date of a “change in control” of Local Insight Media Holdings (as defined in the agreement) and ending on the first anniversary thereof: (I) a material reduction in the executive’s annual base salary or annual bonus opportunity; (II) a material diminution in the nature or scope of the executive’s duties, responsibilities or authority; or (III) relocation of the executive’s principal office to a location that is more than 25 miles from Local Insight Media Holdings’ current location; provided, however, that the executive may not resign his employment for good reason unless: (X) the executive provides Local Insight Media Holdings with at least 30 days’ prior written notice of his intent to resign for good reason (which notice is provided not later than the 30th day following the occurrence of the event constituting good reason) and (Y) Local Insight Media Holdings has not remedied the alleged violation(s) within such thirty 30-day period.

Each employment agreement imposes on the executive: (i) a non-competition and non-solicitation obligation that remains in effect for a period of one year following the termination of the executive’s employment and (ii) an on-going non-disparagement and confidentiality obligation.

See the section entitled “Potential Payments Upon Severance and Change of Control Arrangements” below for more information about payments that are payable to Messrs. Graham, Fischer and Shaum upon termination of their services or a change in control of Local Insight Media Holdings.

Stirbis Employment Terms

James Stirbis is not party to an employment agreement. However, Local Insight Media Holdings has delivered a term sheet to Mr. Stirbis that describes the terms of his employment by Local Insight Media Holdings. Local Insight Media Holdings will have “cause” to terminate Mr. Stirbis’ employment upon: (i) his commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) his commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties as are reasonably assigned to him by Local Insight Media Holdings; or (iv) his unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing his duties and responsibilities to Local Insight Media Holdings.

Mr. Stirbis is also party to an agreement on ideas, inventions and confidential information that imposes on him: (i) a non-competition and non-solicitation obligation that remains in effect for a period of six months following the termination of Mr. Stirbis’ executive’s employment and (ii) an on-going non-disparagement and confidentiality obligation.

See the section entitled “Potential Payments Upon Severance and Change of Control Arrangements” below for more information about payments that are payable to Mr. Stirbis upon termination of his services or a change in control of Local Insight Media Holdings.

Accounting and Tax Treatment

Deductibility of Executive Compensation

The deductibility of certain compensation payments depends upon the timing of an executive’s vesting or exercise of previously granted awards, as well as interpretations and changes in the tax laws and other factors beyond the Compensation Committee’s control. For these reasons and to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, neither the Compensation Committee nor the Regatta Holdings Board of Directors has adopted a policy requiring all compensation to be deductible. However, the deductibility of compensation is considered when making executive compensation changes and it is normal practice to structure compensation to preserve our tax deduction to the extent consistent with our overall compensation policies and objectives. However, we reserve the right to forgo tax deductions if we believe it to be in the best long-term interests of our shareholders.

We currently expect that all compensation paid to the Named Executive Officers in 2008 will be deductible by us.

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of our Named Executive Officers for the year ended December 31, 2008 and our partial fiscal year ended December 31, 2007. Compensation information with respect to our partial fiscal year ended December 31, 2007 is provided only for Mrs. Neal (our principal executive officer at December 31, 2007) and Mr. Stirbis (our principal financial officer at December 31, 2007); none of our other executive officers had total compensation of more than $100,000 for our partial fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary		Option Awards(7)	Non-Equity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Marilyn B. Neal	2008	$400,000	(1)	$1,841,575	$(8)		$0	$6,555	(10)	$2,248,130
President and Chief Executive Officer	2007	$33,333	(2)		$33,333	(9)	$0	$16,845	(11)	$83,511
Douglas A. Myers	2008	$193,325	(3)	$193,302	$(8)		$0	$14,430	(12)	$401,057
President
James Stirbis	2008	$187,202	(4)	$169,632	$(8)		$3,900	$7,873	(10)	$368,607
Chief Financial Officer	2007	$14,584	(5)		$8,787	(9)	$0	$875	(11)	$24,246
Daniel J. Graham	2008	$182,981	(6)	$270,657	$(8)		$0	$6,252	(10)	$459,890
Executive Vice President and Chief Administrative Officer
John S. Fischer	2008	$240,000	(4)	$771,216	$(8)		$0	$10,440	(10)	$1,021,656
General Counsel and Secretary
Richard L. Shaum, Jr.	2008	$225,000	(4)	$583,420	$(8)		$0	$10,440	(10)	$818,860
Senior Vice President, Human Resources and Chief Talent Officer

(1)	Reflects base salary paid by LIYP to Mrs. Neal in her capacity as our President and Chief Executive Officer during 2008.

(2)

Reflects base salary paid by LIYP for the one-month period ended December 31, 2007 to Mrs. Neal in her capacity as our President and Chief Executive Officer following the consummation of the Split-Off.

(3)	Reflects base salary paid by CBD Media LLC, a subsidiary of Local Insight Media, to Mr. Myers.

(4)

Reflects base salary paid by LIMI to the indicated Named Executive Officers. A portion of these amounts were allocated to and paid by Regatta Holdings for services performed by the indicated Named Executive Officers pursuant to the terms of the consulting agreement between LIMI and Regatta Holdings.

(5)

Reflects base salary paid by LIMI to Mr. Stirbis for the one-month period ended December 31, 2007. A portion of this amount was allocated to and paid by Regatta Holdings for services Mr. Stirbis performed as the Chief Financial Officer of Regatta Holdings following the consummation of the Split-Off pursuant to the terms of the consulting agreement between LIMI and Regatta Holdings.

(6)	Reflects base salary paid by The Berry Company to Mr. Graham.

(7)

The option awards described in this column relate to stock options awarded under the Local Insight Media Holdings Stock Option Plan. The dollar amounts in this column represent the total dollar amount recognized by Local Insight Media Holdings for financial statement reporting purposes with respect to the year ended December 31, 2008 in accordance with FAS 123R. See Note 11 to the consolidated financial statements included in Item 8 for a description of the assumptions used in calculating the fair value for such option awards pursuant to FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For further information on these awards, see the Outstanding Equity Awards at Fiscal Year-End table below.

(8)

As of March 31, 2009, the Compensation Committee had not determined the amount of the bonus payout under the Executive Bonus Plan with respect to 2008. See the discussion below under the heading “Grants of Plan-Based Awards” for a description of the amounts payable under the Executive Bonus Plan with respect to 2008.

(9)

Represents a pro rata portion of the cash awards earned during 2007 under the Local Insight Media Executive Bonus Plan attributable for services performed by the Named Executive Officers for the one-month period ended December 31, 2007 and paid by LIYP (in the case of Mrs. Neal) and LIMI (in the case of Mr. Stirbis).

(10)

Consists of: (i) matching 401(k) plan contributions of $5,925 in the case of Mrs. Neal, $7,783 in the case of Mr. Stirbis, $5,394 in the case of Mr. Graham, $10,350 in the case of Mr. Fischer and $10,350 in the case of Mr. Shaum and (ii) the following company-paid amounts during 2008 with respect to life insurance for the benefit of the Named Executive Officer in question: $630 in the case of Mrs. Neal, $90 in the case of Mr. Stirbis, $858 in the case of Mr. Graham, $90 in the case of Mr. Fischer and $90 in the case of Mr. Shaum. Such amounts were paid by LIYP (in the case of Mrs. Neal), LIMI (in the case of Messrs. Stirbis, Fischer and Shaum), CBD Media LLC (in the case of Mr. Myers) and The Berry Company (in the case of Mr. Graham).

(11)

Consists of matching 401(k) plan contributions of $875 for Mr. Stirbis and a payment of $16,845 to Mrs. Neal for accrued vacation time earned prior to the Split-Off that we agreed to pay in connection with her resignation as the Executive Chairman of Local Insight Media and her appointment as our President and Chief Executive Officer.

(12)

Consists of: (i) a matching 401(k) plan contribution of $13,800 and (ii) $630 of company-paid life insurance premiums for the benefit of Mr. Myers. In addition to these amounts, CBD Media LLC paid $1,362,230 to Mr. Myers in January 2008. This amount related to a severance obligation arising under Mr. Myers’ former employment agreement with CBD Media LLC prior to its merger with Local Insight Media in March 2007. That severance obligation was triggered by that merger and was satisfied in full with the payment made to Mr. Myers in January 2008.

Grants of Plan-Based Awards

The following table sets forth information concerning the grant of awards to our Named Executive Officers during the year ended December 31, 2008.

Name	Estimated Future Payments Under Non-Equity Incentive Plan Awards			Grant Date	Compensation Committee Action Date	All Other Option Awards (#)	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards(1)
	Threshold	Target	Maximum
Marilyn B. Neal	$0	$400,000	$800,000	August 1, 2008	July 29, 2008	3,405	$1,342.31	$1,841,575
Douglas A. Myers	$0	$117,788	$235,576	August 1, 2008	July 29, 2008	490	$1,342.31	$193,302
James Stirbis	$0	$111,101	$222,202	August 1, 2008	July 29, 2008	430	$1,342.31	$169,632
Daniel J. Graham	$0	$182,981	$365,962	August 1, 2008	July 29, 2008	1,520	$1,342.31	$270,657
John S. Fischer	$0	$168,000	$336,000	August 1, 2008	July 29, 2008	1,540	$1,342.31	$771,216
Richard L. Shaum, Jr.	$0	$157,500	$315,000	August 1, 2008	July 29, 2008	1,165	$1,342.31	$583,420

(1)	The dollar amounts in this column represent the total dollar amount recognized by Local Insight Media Holdings for financial statement reporting purposes with respect to the year ended December 31, 2008 in accordance with FAS 123R. See Note 11 to the consolidated financial statements included in Item 8 for a description of the assumptions used in calculating the fair value for such option awards pursuant to FAS 123R.

The non-equity incentive plan awards described in the preceding table relate to bonus payments payable with respect to 2008 under the Local Insight Media Holdings Executive Bonus Plan. See the discussion above under the heading “Compensation Discussion and Analysis – Compensation Program Components – Short-Term Performance-Based Compensation” for more information about the terms of these awards.

The options described in the preceding table are options to purchase shares of the common stock of Local Insight Media Holdings (our indirect parent) and were awarded under the Option Plan. Fifty percent of the options granted to the Named Executive Officers are subject to time-based vesting conditions and the remaining 50% are subject to performance-based vesting conditions, as described above under the heading “Compensation Discussion and Analysis – Compensation Program Components – Long-Term Equity Compensation – Stock Option Plan” and as reflected in the table appearing below under “Outstanding Equity Awards at Fiscal Year-End.” No public market exists for shares of Local Insight Media Holdings’ common stock. The per share exercise price of the options described in the preceding table was determined by the Compensation Committee, in good faith, to be not less than 100% of the fair market value of Local Insight Media Holdings’ common stock on the date of grant. See the discussion under the heading “Compensation Discussion and Analysis – Compensation Program Components – Long-Term Equity Compensation – Stock Option Plan” for more information about the terms of stock options awarded under the Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of our Named Executive Officers as of December 31, 2008, information concerning unexercised options to purchase shares of common stock of Local Insight Media Holdings (our indirect parent). All such options were awarded under the Option Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options — Exercisable	Number of Securities Underlying Unexercised Options — Unexercisable	Option Exercise Price	Option Expiration Date
Marilyn B. Neal	1,532.5	1,872.5(1)(8)	$1,342.31	August 1, 2018
	301	301(2)(8)	$951.99	July 23, 2016
Douglas A. Myers	122.5	367.5(3)(8)	$1,342.31	August 1, 2018
James Stirbis	107.5	322.5(4)(8)	$1,342.31	August 1, 2018
Daniel J. Graham	-0-	1,520(5)(8)	$1,342.31	August 1, 2018
John S. Fischer	770	770(6)(8)	$1,342.31	August 1, 2018
Richard L. Shaum, Jr.	582.5	582.5(7)(8)	$1,342.31	August 1, 2018

(1)

Of these options: (i) 383.125 vested on January 1, 2009; (ii) 383.125 will vest on January 1, 2010; (iii) 42.5 will vest on each of July 1, 2009, 2010, 2011 and 2012; (iv) 383.125 will vest on each of April 1, 2009 and 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year; and (v) 42.5 will vest on each of April 1, 2009, 2010, 2011 and 2012 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(2)

Of these options: (i) 75.25 will vest on each of April 1, 2009 and 2010 and (ii) 75.25 will vest on each of April 1, 2009 and 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(3)

Of these options: (i) 61.25 vested on January 1, 2009; (ii) 61.25 will vest on each of January 1, 2010 and 2011; and (iii) 61.25 will vest on each of April 1, 2009, 2010 and 2011 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(4)

Of these options: (i) 53.75 vested on January 1, 2009; (ii) 53.75 will vest on each of January 1, 2010 and 2011; and (iii) 53.75 will vest on each of April 1, 2009, 2010 and 2011 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(5)

Of these options: (i) 190 will vest on each of April 1, 2009, 2010, 2011 and 2012 and (ii) 190 will vest on each of April 1, 2009, 2010, 2011 and 2012 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(6)

Of these options: (i) 192.5 will vest on each of April 1, 2009 and 2010 and (ii) 192.5 will vest on each of April 1, 2009 and 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(7)

Of these options: (i) 145.625 will vest on each of April 1, 2009 and 2010 and (ii) 145.625 will vest on each of April 1, 2009 and 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(8)

Options that vest based on the achievement of the specified consolidated revenue and adjusted EBITDA targets vest as described above under the heading “Compensation Discussion and Analysis – Compensation Program Components – Long-Term Equity Compensation – Stock Option Plan”

During the year ended December 31, 2008, no stock options were exercised by any of our Named Executive Officers.

Pension Benefits

We do not have any pension plans.

Nonqualified Deferred Compensation

The following table provides information with respect to the nonqualifed deferred compensation plan of Local Insight Media Holdings.

Name	Executive Contribution in 2008(1)	Registrant Contribution in 2008	Aggregate Earnings in 2008(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at 12/31/2008
James Stirbis	$3,900	-0-	(-$317)	-0-	$3,583

(1)

The amount reported in the “Executive Contribution in 2008” column in the above table is reported in the Summary Compensation Table appearing above as “Nonqualified Deferred Compensation Earnings.” The amount reported in the “Aggregate Earnings in 2008” column in the above table is not reported in the Summary Compensation Table appearing above.

Potential Payments Upon Severance and Change of Control Arrangements

Upon termination of any Named Executive Officer’s employment for any reason, the executive or his or her estate will be entitled to receive: (i) any unpaid base salary earned through the date of termination; (ii) any unpaid reimbursable business expenses; (iii) any accrued vacation pay; and (iv) any amount arising from his or her participation in, or benefits under, any employee benefit plans, programs or arrangements, payable in accordance with the terms and conditions of the employee benefit plans, programs or arrangements (including, if applicable, any death benefits). However, if the Named Executive’s Officer’s employment is terminated due to disability and at such time Local Insight Media Holdings has in place a long-term disability plan, then in lieu of annual base salary during such period of disability, the executive will be entitled to receive the applicable long-term disability benefits pursuant to such plan.

No other payments are required to be made to Mrs. Neal or Mr. Myers upon the termination of their employment with Local Insight Media Holdings or upon a change in control of Regatta Holdings or Local Insight Media Holdings.

If the employment of Messrs. Graham, Fischer or Shaum is terminated without “cause,” for “good reason” or by reason of Local Insight Media Holdings providing notice of non-extension of the employment agreement, Local Insight Media Holdings will pay to the executive: (a) 12 months of base salary (to be paid in a lump sum within 90 days following the date of the executive’s separation from service); (b) an amount equal to 12 months of COBRA coverage (to be paid in a lump sum on the same date the amount described in clause (a) is paid); and (c) a prorated amount of the executive’s annual bonus based on Local Insight Media Holdings’ performance through the date of the termination of the executive’s employment (to be paid in a lump sum during the period commencing January 1 and ending April 30 of the calendar year immediately following the calendar year to which the bonus relates).

If Mr. Stirbis’ employment with Local Insight Media Holdings is terminated without “cause,” Local Insight Media Holdings will pay to Mr. Stirbis: (i) six months of base salary (to be paid in a lump sum within 90 days following the date of Mr. Stirbis’ separation from service); (ii) an amount equal to six months of COBRA coverage (to be paid in a lump sum on the same date the amount described in clause (i) is paid); and (iii) a prorated amount of the executive annual bonus based on Local Insight Media Holdings’ performance through the date of the termination of Mr. Stirbis’ employment (to be paid in a lump sum during the period commencing January 1 and ending April 30 of the calendar year immediately following the calendar year to which the bonus relates).

The foregoing severance payments are subject to the executive entering into a legal release in form and substance reasonably acceptable to us and to his continued compliance with the terms of the confidentiality, non-competition and other covenants to which the executive is bound that survive termination of the executive’s employment.

The stock option agreements governing the stock options awarded to Mrs. Neal under the Local Insight Media Holdings 2008 Stock Option Plan provide that all options thereunder shall become fully vested and exercisable immediately prior to any “Change in Control” (as defined in such stock option agreements), contingent upon the consummation of such Change in Control.

Set forth below is a quantification and description of the payments that would be due to each Named Executive Officer under the Named Executive Officer’s employment agreement or, in the case of Mr. Stirbis, terms of employment, assuming the event that triggers payment had occurred on the last business day of 2008.

Payments Upon Certain Terminations of Employment
Name	Severance Payment	COBRA Coverage
Marilyn B. Neal	-0-	-0-
Douglas A. Myers	-0-	-0-
James Stirbis	$93,601 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $56,161 paid by April 30, 2009(1)	$7,695.24 paid in a lump sum within 90 days following the date of the executive’s separation from service (3)
Daniel J. Graham	$275,000 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $275,000 paid by April 30, 2009 (2)	$15,390.48 paid in a lump sum within 90 days following the date of the executive’s separation from service (4)
John S. Fischer	$240,000 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $168,000 paid by April 30, 2009 (2)	$10,957.80 paid in a lump sum within 90 days following the date of the executive’s separation from service (4)
Richard L. Shaum, Jr.	$225,000 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $157,500 paid by April 30, 2009 (2)	$15,390.48 paid in a lump sum within 90 days following the date of the executive’s separation from service (4)

(1)	Includes six months of Mr. Stirbis’ base salary and the full amount payable to him under the Executive Performance Bonus Plan for 2008 (assuming a bonus payment equal to 100% of the target award).

(2)

Includes 12 months of the Named Executive Officer’s base salary and the full amount payable to such officer under the Executive Performance Bonus Plan for 2008 (assuming a bonus payment equal to 100% of the target award).

(3)	Consists of amount payable for COBRA premiums for a six-month period following separation from service.

(4)	Consists of amount payable for COBRA premiums for a 12-month period following separation from service.

The agreements covering Mrs. Neal’s stock options provide that all her stock options will become fully vested and exercisable immediately prior to any “Change in Control” of Local Insight Media Holdings (as defined in the stock option agreements). As of December 31, 2008, the value of Local Insight Media Holdings’ common stock did not exceed the exercise price of the stock options held by Mrs. Neal. Therefore, Mrs. Neal would not have realized any value from such acceleration assuming a Change in Control occurred as of December 31, 2008.

No other payments or acceleration of benefits arise or are payable to Mrs. Neal or the other Named Executive Officers as a result of a change in control of Local Insight Media Holdings or any of its affiliated operating entities, including Regatta Holdings.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers serves as a member of the compensation committee (or other Board committee performing the equivalent function) or as a member of the board of directors of any other company of which any member of the Compensation Committee or the Regatta Holdings Board of Directors is an executive officer.

Director Compensation

During 2008, we paid no compensation to our directors for their service as directors. We currently do not intend to provide director compensation in the future.

One of our directors, Scott A. Pomeroy, received compensation in 2008 in his capacity as President and Chief Executive Officer of Local Insight Media Holdings, our indirect parent. Mr. Pomeroy’s compensation as President and Chief Executive Officer of Local Insight Media Holdings in 2008 consisted of: (i) $450,000 salary; (ii) a $10,350 matching contribution under the Local Insight Media 401(k) plan; and (iii) $90 paid by or on behalf of Local Insight Media Holdings during 2008 with respect to life insurance for the benefit of Mr. Pomeroy. As of March 31, 2009, the Compensation Committee had not determined the amount of the bonus payout under the Executive Bonus Plan with respect to 2008. Accordingly, the preceding disclosure regarding the compensation paid to Mr. Pomeroy with respect to 2008 does not include amounts payable under the Executive Bonus Plan with respect to 2008.

Marilyn B. Neal, who was a Named Executive Officer in 2008, also received compensation in her capacity as President and Chief Executive Officer of Regatta Holdings, LIYP and LILM during 2008. Ms Neal’s compensation is described above under the heading “Executive Compensation.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Local Insight Media Holdings, L.P., or LIMH, owns of record 30.7% of Local Insight Media Holdings. Local Insight Media Holdings indirectly owns, through wholly-owned holding companies, 100% of the outstanding membership interests of Regatta Investor LLC, which in turn, both directly and indirectly through its directly and indirectly held partnership interests in each of Regatta Holdings I, L.P., Regatta Holdings II, L.P., and Regatta Holdings III, L.P., owns 100% of the outstanding capital stock of Regatta Holdings.

The following table and the footnotes below set forth the beneficial ownership of Local Insight Media Holdings common stock and LIMH partnership units as of March 31, 2009 for (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) owners of more than 5% of the outstanding shares of Local Insight Media Holdings common stock and of the outstanding LIMH limited partnership units. Except as noted below, the mailing address for each person or entity listed below is c/o Local Insight Regatta Holdings, Inc., 188 Inverness Drive West, Suite 800, Englewood, Colorado 80112.

	Local Insight Media Holdings			LIMH
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class	Number of Partnership Units Beneficially Owned(1)		Percent of Class
5% Stockholders
Welsh, Carson, Anderson & Stowe	195,921.71	(2)	63.77%	191,437,419.46	(3)	69.3%
Local Insight Media Holdings GP, LLC	89,397.93	(4)	29.1%	2,705,001.98	(5)	*
Spectrum Equity Investors	—		—	72,165,325.71	(6)	26.1%
Named Executive Officers and Directors
John Almeida, Jr., Director	195,929.32	(7)	63.77%	191,437,419.46	(8)	69.3%
Anthony J. de Nicola, Director	196,241.23	(9)	63.88%	191,437,419.46	(8)	69.3%
Marilyn B. Neal, Chairman of the Board	2,292	(10)	* %	635,007.06	(11)	*
Scott A. Pomeroy, Director	5,545	(12)	1.8%	1,666,966	(13)	*
Douglas A. Myers, President	184	(14)	* %	1,723,111.03	(15)	*
James Stirbis, Chief Financial Officer	161	(16)	*	20,443.31	(17)	*
Daniel J. Graham, Executive Vice President and Chief Administrative Officer	190	(18)	*	—		—
John S. Fischer, General Counsel and Secretary	963	(19)	*	204,433.06	(20)	*
Richard L. Shaum, Jr., Senior Vice President, Human Resources and Chief Talent Officer	728	(21)	*	204,433.06	(22)	*
All directors and executive officers as a group (11 persons)	206,482.84	(23)	67.21%	195,891,812.98	(24)	70.96%

*	Less than 1%

(1)

The amounts and percentages of Local Insight Media Holdings common stock and LIMH partnership units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest. For purposes of calculating the percentages of shares of Local Insight Media Holdings common stock owned, the number of shares deemed outstanding consists of 290,808.662 shares of common stock outstanding as of March 31, 2009 plus the number of shares of common stock underlying stock options held by the named person that are exercisable within 60 days of such date. As of March 31, 2009, the Compensation Committee had not determined whether and to what extent the consolidated revenue and adjusted EBITDA targets for 2008 had been met for purposes of the vesting of the outstanding performance vesting options awarded under the Option Plan. According to the terms of the individual stock option agreements, that determination must be made by April 30, 2009. The number of shares of Local Insight Media Holdings common stock deemed outstanding as of March 31, 2009 therefore does not include the shares of common stock underlying stock options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met. Options covering a total of 4,073.5 shares of Local Insight Media Holdings common stock may vest based on the achievement of the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan, including: (i) in the case of Mrs. Neal, 125.2 options that may vest based on the achievement of consolidated revenue targets, or revenue vesting options, and 375.7 options that may vest based on the achievement of consolidated adjusted EBITDA targets, or EBITDA vesting options; (ii) in the case of Mr. Myers, 15.3 revenue vesting options and 45.9 EBITDA vesting options; (iii) in the case of Mr. Stirbis, 13.4 revenue vesting options and 40.3 EBITDA vesting options; (iv) in the case of Mr. Graham, 47.5 revenue vesting options and 142.5 EBITDA vesting options; (v) in the case of Mr. Fischer, 48.1 revenue vesting options and 144.4 EBITDA vesting options; (vi) in the case of Mr. Shaum, 36.4 revenue vesting options and 109.2 EBITDA vesting options; and (vii) in the case of all directors and executive officers as a group, 593.6 revenue vesting options and 1,780.7 EBITDA vesting options.

For purposes of calculating the percentages of LIMH partnership units owned, the number of units deemed outstanding consists of 274,250,000.00 partnership units outstanding as of March 31, 2009 plus the number of partnership units underlying options to acquire partnership units held by the named person that are exercisable within 60 days of such date. The number of units deemed outstanding does not include the units underlying stock options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met. Options covering a total of 368,107 LIMH partnership units may vest based on the achievement of the consolidated revenue and adjusted EBITDA targets for 2008, including: (i) in the case of Mrs. Neal, 23,007 options that may vest based on the achievement of consolidated revenue targets and 69,020 options that may vest based on the achievement of consolidated adjusted EBITDA targets and (ii) in the case of all directors and executive officers as a group, 84,358 options that may vest based on the achievement of consolidated revenue targets and 253,074 options that may vest based on the achievement of consolidated adjusted EBITDA targets.

(2)

This amount consists of 88,971.07 shares of common stock held of record by Welsh, Carson, Anderson & Stowe VIII, L.P., 89,434.85 shares held of record by Welsh, Carson, Anderson & Stowe IX, L.P. and 11,849.28 shares held of record by WCAS Capital Partners III, L.P., which entities comprise the Welsh Regatta Group, and 5,666.51 shares of record held by WCAS Capital Partners IV, L.P. The individual managing members and principals of Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P. and WCAS Capital Partners IV, L.P. include some or all of John Almeida, Jr., Bruce K. Anderson, Russell L. Carson, John D. Clark, Anthony J. de Nicola, D. Scott Mackesy, Thomas E. McInerney, Robert A. Minicucci, Paul B. Queally, Jonathan M. Rather, Sanjay Swani and Patrick J. Welsh. The managing members and principals who are also directors of our company are John Almeida, Jr. and Anthony J. de Nicola. Each of the foregoing persons may be deemed to be the beneficial owner of the common stock owned by the WCAS entity of whose general partner he is a managing member or of which he is a principal, but disclaims such beneficial ownership to the extent that he does not have a pecuniary interest in such shares. The address of Welsh, Carson, Anderson & Stowe is 320 Park Avenue, Suite 2500, New York, NY 10022.

(3)

This amount consists of 175,430,381.70 partnership units held of record by Welsh, Carson, Anderson & Stowe X, L.P., 15,667,583.83 partnership units held of record by WCAS Capital Partners IV, L.P. and 339,453.93 partnership units held of record by WCAS Management Corporation, which entities comprise the Welsh LIM Group. The individual managing members and principals of Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P. and WCAS Management Corporation include some or all of John Almeida, Jr., Bruce K. Anderson, Russell L. Carson, John D. Clark, Anthony J. de Nicola, D. Scott Mackesy, Thomas E. McInerney, Robert A. Minicucci, Paul B. Queally, Jonathan M. Rather, Sanjay Swani and Patrick J. Welsh. The managing members and principals who are also directors of our company are John Almeida, Jr. and Anthony J. de Nicola. Each of the foregoing persons may be deemed to be the beneficial owner of the partnership units owned by the WCAS entity of whose general partner he is a managing member or of which he is a principal, but disclaims such beneficial ownership to the extent that he does not have a pecuniary interest in such units.

(4)

Shares shown as beneficially owned by Local Insight Media Holdings GP, LLC reflect shares of common stock owned of record by LIMH. Local Insight Media Holdings GP, LLC is the general partner of LIMH. Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P., WCAS Management Corporation, Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P., Spectrum III Investment Managers’ Fund, L.P., Spectrum IV Investment Managers’ Fund, L.P., Spectrum Equity Investors IV, L.P. and Spectrum Equity Investors Parallel IV, L.P., as members of Local Insight Media Holdings GP, LLC, may be deemed to share beneficial ownership of any shares beneficially owned by Local Insight Media Holdings GP, LLC, but disclaim such beneficial ownership to the extent that they do not have a pecuniary interest in such shares. The address of each Spectrum entity is 333 Middlefield Road, Suite 200, Menlo Park, California 94025.

(5)

All of such partnership units are owned of record by Local Insight Media Holdings GP, LLC. Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P., WCAS Management Corporation, Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P., Spectrum III Investment Managers’ Fund, L.P., Spectrum IV Investment Managers’ Fund, L.P., Spectrum Equity Investors IV, L.P. and Spectrum Equity Investors Parallel IV, L.P., as members of Local Insight Media Holdings GP, LLC, may be deemed to share beneficial ownership of any units beneficially owned by Local Insight Media Holdings GP, LLC, but disclaim such beneficial ownership to the extent that they do not have a pecuniary interest in such units.

(6)

This amount consists of 3,837,438.45 partnership units held of record by Spectrum Equity Investors III, L.P., 119,895.90 partnership units held of record by SEI III Entrepreneurs’ Fund, L.P., 39,991.19 partnership units held of record by Spectrum III Investment Managers’ Fund, L.P., 797,538.33 partnership units held of record by Spectrum IV Investment Managers’ Fund, L.P., 66,975,107.73 partnership units held of record by Spectrum Equity Investors IV, L.P. and 395,354.11 partnership units held of record by Spectrum Equity Investors Parallel IV, L.P., which entities comprise the Spectrum Equity Investors. The individual general partners, managing members and principals of each of the Spectrum Equity Investors include some or all of Randy J. Henderson, Brion B. Applegate, William P. Collatos, Kevin P. Maroni, Victor E. Parker, Michael J. Kennedy, Benjamin M. Coughlin and Christopher T. Mitchell. None of the general partners, managing members or principals of the Spectrum Equity Investors is also a director of our company, however, Messrs. Applegate and Coughlin are directors of Local Insight Media Holdings and of Local Insight Media Holdings GP, LLC. Each of the foregoing persons may be deemed to be the beneficial owner of the partnership units owned by the Spectrum Equity Investors entity of which he is a general partner, managing member or principal, but each disclaims such beneficial ownership to the extent that he does not have a pecuniary interest in such partnership units.

(7)	Consists of 195,921.71 shares of common stock held by Welsh, Carson, Anderson & Stowe, as described in note 2 above, and 7.61 shares of common stock held of record by Mr. Almeida.

(8)	Consists of 191,437,419.46 partnership units held by Welsh, Carson, Anderson & Stowe, as described in note 3 above.

(9)	Consists of 195,921.71 shares of common stock held by Welsh, Carson, Anderson & Stowe, as described in note 2 above, and 319.52 shares of common stock held of record by Mr. de Nicola.

(10)

Consists of 2,292 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(11)

Consists of 460,134 partnership units underlying outstanding unit options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met) and 174,873.06 partnership units held of record by Mrs. Neal.

(12)

Consists of 5,545 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(13)

Consists of 1,227,023 partnership units underlying outstanding unit options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met) and 439,943 partnership units held of record by Mr. Pomeroy.

(14)

Consists of 184 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(15)	Consists of 1,723,111.03 partnership units held of record by Mr. Myers.

(16)

Consists of 161 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(17)	Consists of 20,443.31 partnership units held of record by Mr. Stirbis.

(18)

Consists of 190 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(19)

Consists of 963 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(20)	Consists of 204,433.06 partnership units held of record by Mr. Fischer.

(21)

Consists of 728 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met).

(22)	Consists of 204,433.06 partnership units held of record by Mr. Shaum.

(23)

Includes 10,234 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2009, (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met) 195,921.71 shares of common stock held by Welsh, Carson, Anderson & Stowe, as described in note 2 above, 7.61 shares of common stock held of record by Mr. Almeida as described in note 7 above and 319.52 shares of common stock held of record by Mr. de Nicola as described in note 9 above.

(24)

Includes 1,687,157 partnership units underlying outstanding options that are exercisable currently and within 60 days of March 31, 2009 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met), 191,437,419.46 partnership units held of record by Welsh, Carson, Anderson & Stowe, 174,873.06 partnership units held of record by Mrs. Neal as described in note 11 above, 439,943 partnership units held of record by Mr. Pomeroy as described in note 13 above, 1,723,111.03 partnership units held of record by Mr. Myers as described in note 15 above, 20,443.31 partnership units held of record by Mr. Stirbis as described in note 17 above, 204,433.06 partnership units held of record by Mr. Fischer as described in note 20 above, and 204,433.06 partnership units held of record by Mr. Shaum as described in note 22 above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are controlled by the Welsh Holdings Group, which directly or indirectly owns 91.0% of Local Insight Media Holdings, our indirect parent. The Welsh Holdings Group is comprised of WCAS and certain funds and individuals that are affiliated with WCAS.

Agreements Between The Berry Company and Subsidiaries of Local Insight Media

The Berry Company is a party to the agreements described below with the following indirect subsidiaries of our affiliate, Local Insight Media, which is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, our indirect parent company.

Directory Services Agreement Between The Berry Company and CBD Media Finance LLC

The Berry Company and CBD Media are parties to a directory services agreement dated December 11, 2002. CBD Media is the leading publisher of print and online directories in the greater Cincinnati metropolitan area. Under the directory services agreement with CBD Media, The Berry Company is the exclusive advertising sales agent for local advertising for CBD Media’s yellow and white pages directories, manages a separate sales channel to serve the national advertising sale process for these directories and is responsible for all yellow and white pages pre-press services. The Berry Company’s pre-press services include advertising design and production, page layout, pagination, advertising inventory control, customer acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

For local sales, The Berry Company provides sales management, clerical and sales support staff, and artists and graphic designers who assist advertisers to create art copy, as well as credit, billing and collection services. For national sales, The Berry Company manages order processing, updates and maintains advertising rates, supports CBD Media’s CMR relationships and generates sales reports and analyzes national advertising sales performance.

CBD Media compensates The Berry Company for its services on a commission basis, consisting of a base commission and incentive commission, and pays an annual pre-press fee. For the year ended December 31, 2008, CBD Media paid The Berry Company approximately $17.3 million for its services. The Berry Company’s incentive commission is based on performance measured through key performance indicators, which monitor CBD Media’s revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, The Berry Company may earn additional compensation for exceeding performance levels.

The directory services agreement expires on August 31, 2009, unless earlier terminated upon the occurrence of certain events, including an uncured material breach by either party. In addition, CBD Media may terminate the directory services agreement if The Berry Company fails to achieve minimum key performance indicators in consecutive years. In addition, during the term and for one year following the expiration or termination of the directory services agreement, The Berry Company may not compete with CBD Media in the service area covered by the agreement in the greater Cincinnati metropolitan area.

Agreement For Directory Publishing Services Between The Berry Company and ACS Media Finance LLC

The Berry Company and ACS Media are parties to an agreement for directory publishing services dated August 10, 2000. ACS Media is the largest publisher of print and Internet advertising directories in Alaska. Under this agreement, The Berry Company has the exclusive right to provide marketing, sales, compilation and editing, graphics and printing services, as well as certain distribution and billing and collection services, for all of ACS Media’s current directories. The Berry Company also has a right of first refusal to provide the same services, with respect to Alaskan markets only, for: (i) future directories purchased, subject to any pre-existing agreement in connection with the purchased directory assumed, or created by ACS Media, (ii) new directories to be produced and (iii) new related products or services that ACS Media may offer. Under this agreement, The Berry Company provides a range of specified marketing services and is responsible for costs associated with maintaining a professional sales, management and customer service work force relating to ACS Media’s directories; the composition and printing of all ACS Media directories (other than actual and reasonable costs arising as a result of ACS Media change requests); and distributing ACS Media’s directories, including all normal annual cost increases (that is, those attributable to access line growth of up to 5% per year). Under this agreement, ACS Media has final approval authority over any directory changes, including rate increases, changes in scope of the directories, new items or changes in the issue dates.

In addition, The Berry Company manages a separate sales channel to serve ACS Media’s national advertisers. For the national sales function, The Berry Company manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

ACS pays The Berry Company a fee for these services based on the net collected directory advertising revenue on a directory-by-directory basis, plus an incentive commission if revenues increase by a specified amount in any given year. For the year ended December 31, 2008, ACS Media paid The Berry Company approximately $14.5 million for its services.

The agreement will remain in effect through the end of a specific publishing cycle in February 2010, unless earlier terminated upon the occurrence of certain events, including an uncured material breach by either party. In addition, ACS Media may terminate the agreement for directory publishing services if customer satisfaction, as measured by annual customer questionnaires and surveys, falls below certain criteria set out in the agreement.

Under an agreement for the provision of IYP Services between The Berry Company and ACS Media, The Berry Company provides a variety of services relating to ACSYellowPages.com, including website production and maintenance; provision and maintenance of ACS Media’s IYP services; distribution of Internet-based advertising content of ACS Media’s customers to third party syndicated IYP networks; and sales, solicitation and customer support services. Under this agreement, ACS Media pays The Berry Company a fee based on net collected advertising revenue plus a percentage of The Berry Company’s associated costs. This agreement expires on July 31, 2009 and renews for successive one year terms unless terminated 30 days prior to the expiration of the then-current term.

Directory Services Agreement Between The Berry Company and HYP Media Finance LLC

The Berry Company and HYP Media are parties to a directory services agreement dated February 5, 2005. HYP Media is the leading publisher of print and online directories in Hawaii. Under the directory services agreement, The Berry Company provides and performs all services necessary to publish, print and distribute HYP Media’s directories, including sales and sales management, database maintenance, directory production, composition, pagination, graphics, printing, and distribution, as well as providing certain customer service and certain billing and collection services. In addition, The Berry Company provides all services necessary to host and sell advertising for, and drive traffic to, HTYellowPages.com, HYP Media’s IYP website.

In addition, The Berry Company manages a separate sales channel to serve HYP Media’s national advertisers. For the national sales function, The Berry Company manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

The Berry Company is compensated for its services on a commission basis, consisting of a base commission and, in the case of print directories, an incentive commission. For the year ended December 31, 2008, HYP Media paid The Berry Company approximately $15.9 million for its services.

The term of the directory services agreement extends through the 2013 edition of HYP Media’s directories, unless earlier terminated upon the occurrence of certain events, including an uncured material breach by either party. In addition, during the term and for two years following the expiration or termination of the directory services agreement, The Berry Company may not publish, on its own behalf or on behalf of third parties, print or electronic directories in the geographic areas covered by the agreement.

Consulting Agreement Between Local Insight Media, Inc. and Regatta Holdings

In January 2007, WCAS and Local Insight Media, Inc., or LIMI, a subsidiary of Local Insight Media, entered into a consulting agreement under which LIMI, acting as an independent consultant, agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of LIYP. In April 2008, WCAS assigned to Regatta Holdings, and Regatta Holdings assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. Under the consulting agreement, we pay LIMI an amount equal to 115% of LIMI’s fully burdened cost of providing such services, which are invoiced to us once per calendar quarter. During 2008, these services included the services provided to us by Messrs. Stirbis, Fischer and Shaum, as described above in Item 11 – “Executive Compensation.”

The consulting agreement automatically renews for successive one-year terms, unless either party provides the other party with 30 days’ prior notice of its intention not to renew the agreement. In addition, either party may terminate the consulting agreement if the other party materially breaches the consulting agreement and such breach is not cured within 20 days.

Tax Sharing Agreement Among Windstream, Regatta Holdings and Members of the Welsh Regatta Group

In connection with the Split-Off, Windstream, Regatta Holdings, Regatta Holdings I, L.P., Regatta Holdings II, L.P. and Regatta Holdings III, L.P. entered into the tax sharing agreement. The tax sharing agreement allocates (i) the responsibility for filing tax returns and preparing other tax-related information of Regatta Holdings and its subsidiaries and (ii) the liability for payment and the benefit of refund or other recovery of taxes of Regatta Holdings and its subsidiaries, generally based on whether all or a portion of the tax period for which the filing or tax liability relates is before or after the closing date of the Split-Off. In addition, the tax sharing agreement contains additional provisions, including indemnification provisions, relating to the preservation of the tax-free status, under Section 355, Section 368 and related provisions of the Code, of aspects of the Split-Off (which the tax sharing agreement refers to collectively as the “tax-free status of the transactions,” and the loss or failure of which the tax sharing agreement refers to as an “exchange disqualification”).

With limited exceptions, Regatta Holdings has no obligation to indemnify Windstream and its subsidiaries in connection with disqualifying actions if Windstream had delivered to Regatta Holdings a written determination that such potential disqualifying action or other action would not jeopardize the tax-free status of the transactions or for other actions permitted to be taken without Windstream’s consent described below under “—Exchange Disqualification; Ruling Request.” Nor is Regatta Holdings, with limited exception, required to indemnify Windstream and its subsidiaries if the tax-related loss arose in respect of any item of income, gain, deduction or loss arising in respect of a Windstream intercompany transaction or excess loss account, under certain provisions of the Code and the Treasury Regulations, in each case includible in income without regard to the tax-free status of the transactions.

Windstream has agreed to indemnify and hold Regatta Holdings, any entity party of the Welsh Regatta Group and any Welsh Regatta Group parent harmless against:

•	all taxes (other than exchange taxes) of Windstream or any of its subsidiaries (other than Regatta Holdings and its subsidiaries) for any period;

•

all taxes (other than exchange taxes) of Regatta Holdings and its subsidiaries, or that otherwise relate to Windstream’s contributed directory publishing business, for any taxable period or portion thereof ending on or before the date of the closing; and

•	all exchange taxes, except to the extent that such taxes are subject to indemnification by Regatta Holdings as described above.

The tax sharing agreement defines “exchange taxes” as all taxes (other than transfer taxes) resulting from Windstream’s internal restructuring, the contribution by Windstream of its directory publishing business to Regatta Holdings, the receipt by Windstream of the extraordinary $40.0 million cash dividend and the notes, the exchange of the notes for Windstream debt or the distribution of Regatta Holdings stock to the Welsh Regatta Group in exchange for Windstream shares in the Split-Off.

The tax sharing agreement provides that Regatta Holdings and Windstream each is entitled to any refund of or credit for taxes for which it is responsible under the tax sharing agreement, including equitably apportioned refunds for any straddle period.

Exchange Disqualification; Ruling Request

The tax sharing agreement contains additional representations, warranties and covenants relating to the preservation of the tax-free status of the transactions. Regatta Holdings and the Welsh Regatta Group also agreed to limitations on future activities that would jeopardize the tax-free status of the transactions, which are referred to as “disqualifying actions,” and require them to take other actions to preserve the tax-free status of the transactions involved in the Split-Off. These restrictions and covenants generally prevent us from taking, or as applicable permitting any of the Regatta Holdings’ subsidiaries from taking, the following actions:

•

any disqualifying action, other than actions (i) expressly required by the terms of the transaction agreements, (ii) that would not have caused the tax-free status of the transactions to be lost, but for an action taken by Windstream or (iii) taken prior to the Split-Off or taken solely to mitigate the adverse effects on the tax-free status of the transactions of a breach of the transaction agreements by Regatta Holdings or its subsidiaries occurring prior to the Split-Off;

•

for two years after the Split-Off, any action that might be a disqualifying action, without receiving the prior determination of Windstream that the action would not jeopardize the tax-free status of the transactions;

•

for two years after the Split-Off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Regatta Holdings stock or the issuance of shares of Regatta Holdings stock, or the transfer or modification of any options to acquire or other rights in respect of such stock, or other instrument that provides for the possibility of the issuance, redemption or transfer of Regatta Holdings stock, unless, generally, (i) all such agreements, understandings, arrangements, substantial negotiations or other issuances, taken together, do not involve a direct or indirect acquisition by a person or persons of a 50% or greater interest in Regatta Holdings within the meaning of Section 355(d)(4) of the Code, or (ii) the shares are issued to qualifying Regatta Holdings employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS;

•

for two years after the Split-Off, causing certain wholly-owned subsidiaries that were wholly-owned subsidiaries of Regatta Holdings at the time of the distribution to cease the active conduct of the contributed directory publishing business to the extent conducted by those subsidiaries immediately prior to the distribution;

•

for two years after the Split-Off, voluntarily dissolving, liquidating, merging or consolidating with any other person, unless (i) Regatta Holdings is the survivor of the merger or consolidation or (ii) prior to undertaking such action, Windstream has delivered a written determination to Regatta Holdings that the action would not jeopardize the tax-free status of the transactions; and

•	taking any action with respect to the notes that might result in their failing to qualify as “securities” for federal income tax purposes.

Nevertheless, the Welsh Regatta Group or Regatta Holdings are permitted to take any of the actions described above if the IRS has granted a favorable ruling to Windstream or Regatta Holdings as to the effect of such action on the tax-free status of the Split-Off transactions.

Director Independence

Due to our status as a privately held corporation, we have no independent directors. Mrs. Neal and Mr. Pomeroy are not independent directors due to their employment relationship with Local Insight Media Holdings. Messrs. de Nicola, Almeida and Battistoni are not independent due to their affiliation with WCAS.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP, or PwC, served as our principal independent registered public accounting firm for the years ended December 31, 2008 and 2007. The consolidated financial statements of Regatta Holdings and its consolidated subsidiaries as of December 31, 2008 and 2007, for the year ended December 31, 2008 and for the period from December 1, 2007 to December 31, 2007 have been audited by PwC, except for the financial statements of The Berry Company for the period from April 23, 2008 to December 31, 2008, which have been audited by Deloitte & Touche LLP, or Deloitte, an independent registered public accounting firm, and which are included in the consolidated financial statements of Regatta Holdings and its consolidated subsidiaries as of December 31, 2008 in reliance upon the report of Deloitte. The consolidated financial statements of Windstream Yellow Pages, Inc., a division of Windstream Corporation, for the period from January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 have been audited by PWC.

The following table presents fees billed for professional services rendered by PwC and Deloitte for the audit of the annual financial statements of our company (and its predecessors) for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by PwC and Deloitte during those periods.

	2008		2007
	PwC	Deloitte	PwC	Deloitte
Audit fees(1)	$1,287,187	$437,086	$550,236	$0
Audit-related fees(2)	0	1,090,418	1,005,979	2,150,000
Tax fees(3)	0	54,395	0	0
All other fees	0	1,345,000	0	0
Total fees	$1,287,187	$2,926,899	$1,556,215	$2,150,000

(1)

Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters, consents and assistance with and review of our registration statement filed with the SEC.

(2)

Audit-related fees consisted of amounts incurred related to the carve-out audit of the directory publishing business performed prior to entering into the Split-Off and issuance and sale of the Regatta senior subordinated notes (in the case of PwC) and the carve-out audit related to the acquisition of the Berry ILOB (in the case of Deloitte).

(3)	Tax fees consisted principally of fees for tax consultation and tax compliance activities.

The Local Insight Media Holdings Audit Committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firms. As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by independent registered public accounting firms. Such pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent public accountants or on an individual basis. The pre-approval of non-auditing services may be delegated by the Audit Committee to one or more of its members, provided that any decision relating to the pre-approval of non-auditing services must be presented to the full Audit Committee at the next scheduled meeting.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements. The following consolidated financial statements of Regatta Holdings are filed as part of this annual report:

Page

Reports of Independent Registered Public Accounting Firms	58

Consolidated Balance Sheets as of December 31, 2008 and 2007	61

Consolidated Statements of Operations for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	62

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	63

Consolidated Statements of Cash Flows for the year ended December 31, 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	64

Notes to Consolidated Financial Statements	65

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(3) Exhibits

Number	Description

3.1.1	Certificate of Incorporation of Local Insight Regatta Holdings, Inc.(1)

3.1.2	Bylaws of Local Insight Regatta Holdings, Inc.(1)

3.2.1	Articles of Incorporation of Local Insight Yellow Pages, Inc.(1)

3.2.2	Bylaws of Local Insight Yellow Pages Inc.(1)

3.3.1	Articles of Incorporation of Local Insight Listing Management, Inc.(1)

3.3.2	Bylaws of Local Insight Listing Management, Inc.(1)

3.4.1	Articles of Organization of The Berry Company LLC.(1)

3.4.2	Operating Agreement of The Berry Company LLC.(1)

4.1	Indenture, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee, including the Form of 11.00% Senior Subordinated Note due 2017.(1)

4.2	Supplemental Indenture, dated as of May 29, 2008, among The Berry Company LLC and Wells Fargo Bank, N.A. as trustee.(1)

4.3	Registration Rights Agreement, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Goldman, Sachs & Co., Barclays Capital Inc. and BNP Paribas Securities Corp.(1)

4.4	Form of 11% Senior Subordinated Notes due 2017 (included in Exhibit 4.1).(1)

10.1	Credit Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., certain subsidiaries from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as Joint Lead Arrangers, J.P. Morgan Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Lehman Brothers Inc. and Wachovia Capital Markets, LLC as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Documentation Agent.(1)

10.2	Guaranty and Collateral Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., the Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(1)

10.3	Amendment No. 1, dated as of May 6, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.4	Amendment No. 2, dated as of June 16, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.5	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson Anderson & Stowe VIII, L.P., Welsh, Carson Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.6	First Amendment to Amended and Restated Share Exchange Agreement, dated as of November 14, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.7	Joinder and Second Amendment to Amended and Restated Share Exchange Agreement, dated as of November 29, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P., Regatta Holding III, L.P. and the Additional WCAS Holders identified therein.(1)

10.8	Publishing Agreement, dated as of November 30, 2007, by and between Windstream Corporation and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.9	Billing and Collection Agreement (Foreign Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.10	Billing and Collection Agreement (Local Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.11	Tax Sharing Agreement, dated as of November 30, 2007, by and among Windstream Corporation, Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.12	Asset Purchase Agreement dated as of February 1, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of April 11, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.14	Amendment No. 2 to Asset Purchase Agreement, dated as of April 17, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.15	Amendment No. 3 to Asset Purchase Agreement, dated as of April 18, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.16	Amendment No. 4 to Asset Purchase Agreement, dated as of July 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.17	Amendment No. 5 to Asset Purchase Agreement, dated as of September15, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.18	Amendment No. 6 to Asset Purchase Agreement, dated as of November 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.19	Consulting Agreement, dated as of January 3, 2007, by and between Welsh, Carson, Anderson & Stowe IX, L.P. and Local Insight Media, Inc.(1)

10.20	Assignment and Assumption Agreement, dated as of April 16, 2008, by and between Welsh, Carson, Anderson & Stowe IX, L.P., Local Insight Regatta Holdings, Inc. and Local Insight Media, Inc.†

10.21	Amended and Restated 2006 Option Plan of Caribe Media, Inc. (as amended June 20, 2008).(1)*

10.22	2008 Option Plan of Local Insight Media Holdings, Inc.(1)*

10.23	Form of Option Agreement under 2008 Option Plan of Local Insight Media Holdings, Inc.†*

10.24	Employment Agreement, dated as of January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.(1)*

10.25	Assignment and Assumption Agreement, dated as of November 30, 2007, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media, L.P.(1)*

10.26	Assignment and Assumption Agreement, dated as of December 31, 2008, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media Holdings, Inc.†*

10.27	Amendment to Employment Agreement, dated as of December 31, 2008, by and between Marilyn B. Neal and Local Insight Media Holdings, Inc.†*

10.28	Summary Employment Term Sheet for James Stirbis.†*

10.29	Agreement on Ideas, Inventions and Confidential Information, dated January 31, 2007, by and between James Stirbis and Local Insight Media, LLC.†*

10.30	Employment Agreement, dated August 1, 2008, by and between Daniel J. Graham and Local Insight Media Holdings, Inc.†*

10.31	Amendment to Employment Agreement, dated December 31, 2008, by and between Daniel J. Graham and Local Insight Media Holdings, Inc.†*

10.32	Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC.†*

10.33	Amendment to Employment Agreement, dated December 31, 2008, by and between John S. Fischer and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.34	Employment Agreement, dated January 2, 2007, by and between Richard L. Shaum, Jr. and Local Insight Media, LLC.†*

10.35	Amendment to Employment Agreement, dated December 31, 2008, by and between Richard L. Shaum, Jr. and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.36	Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.†*

10.37	Amendment to Employment Agreement, dated December 31, 2008, by and between Scott A. Pomeroy and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.38	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and James Stirbis.(1)

10.39	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and John Fischer.(1)

10.40	The Executive Nonqualified Plan Adoption Agreement, by Local Insight Media, L.P.†*

10.41	The Executive Nonqualified Excess Plan, Plan Document.†*

10.42	Local Insight Media Holdings, Inc. Senior Executive Incentive Bonus Plan, as amended and restated as of December 31, 2008.†*

12.1	Statement of computation of ratio of earnings to fixed charges.†

21.1	Subsidiaries of Local Insight Regatta Holdings, Inc.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.†

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No 333-152302), filed on July 11, 2008.
†	Filed herewith.
*	Represents management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: March 31, 2009	By:	/s/ DOUGLAS A. MYERS
		Name:	Douglas A. Myers
		Title:	President
(Principal Executive Officer)

The undersigned directors and officers of Local Insight Regatta Holdings, Inc. hereby constitute and appoint Douglas A. Myers, James Stirbis and John S. Fischer and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and on behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm that all such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. MYERS Douglas A. Myers	President (principal executive officer)	March 31, 2009

/s/ JAMES STIRBIS James Stirbis	Chief Financial Officer (principal financial and accounting officer)	March 31, 2009

/s/ MARILYN B. NEAL Marilyn B. Neal	Chairman of the Board of Directors	March 31, 2009

/s/ JOHN ALMEIDA, JR. John Almeida, Jr.	Director	March 31, 2009

/s/ DARREN C. BATTISTONI Darren C. Battistoni	Director	March 31, 2009

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	March 31, 2009

/s/ SCOTT A. POMEROY Scott A. Pomeroy	Director	March 31, 2009

EXHIBIT INDEX

Number	Description

3.1.1	Certificate of Incorporation of Local Insight Regatta Holdings, Inc.(1)

3.1.2	Bylaws of Local Insight Regatta Holdings, Inc.(1)

3.2.1	Articles of Incorporation of Local Insight Yellow Pages, Inc.(1)

3.2.2	Bylaws of Local Insight Yellow Pages Inc.(1)

3.3.1	Articles of Incorporation of Local Insight Listing Management, Inc.(1)

3.3.2	Bylaws of Local Insight Listing Management, Inc.(1)

3.4.1	Articles of Organization of The Berry Company LLC.(1)

3.4.2	Operating Agreement of The Berry Company LLC.(1)

4.1	Indenture, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee, including the Form of 11.00% Senior Subordinated Note due 2017.(1)

4.2	Supplemental Indenture, dated as of May 29, 2008, among The Berry Company LLC and Wells Fargo Bank, N.A. as trustee.(1)

4.3	Registration Rights Agreement, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Goldman, Sachs & Co., Barclays Capital Inc. and BNP Paribas Securities Corp.(1)

4.4	Form of 11% Senior Subordinated Notes due 2017 (included in Exhibit 4.1).(1)

10.1	Credit Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., certain subsidiaries from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as Joint Lead Arrangers, J.P. Morgan Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Lehman Brothers Inc. and Wachovia Capital Markets, LLC as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Documentation Agent.(1)

10.2	Guaranty and Collateral Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., the Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(1)

10.3	Amendment No. 1, dated as of May 6, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.4	Amendment No. 2, dated as of June 16, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.5	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson Anderson & Stowe VIII, L.P., Welsh, Carson Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

1

10.6	First Amendment to Amended and Restated Share Exchange Agreement, dated as of November 14, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.7	Joinder and Second Amendment to Amended and Restated Share Exchange Agreement, dated as of November 29, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P., Regatta Holding III, L.P. and the Additional WCAS Holders identified therein.(1)

10.8	Publishing Agreement, dated as of November 30, 2007, by and between Windstream Corporation and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.9	Billing and Collection Agreement (Foreign Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.10	Billing and Collection Agreement (Local Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.).(1)

10.11	Tax Sharing Agreement, dated as of November 30, 2007, by and among Windstream Corporation, Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.12	Asset Purchase Agreement dated as of February 1, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of April 11, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.14	Amendment No. 2 to Asset Purchase Agreement, dated as of April 17, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.15	Amendment No. 3 to Asset Purchase Agreement, dated as of April 18, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.16	Amendment No. 4 to Asset Purchase Agreement, dated as of July 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.17	Amendment No. 5 to Asset Purchase Agreement, dated as of September15, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.18	Amendment No. 6 to Asset Purchase Agreement, dated as of November 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.†

10.19	Consulting Agreement, dated as of January 3, 2007, by and between Welsh, Carson, Anderson & Stowe IX, L.P. and Local Insight Media, Inc.(1)

10.20	Assignment and Assumption Agreement, dated as of April 16, 2008, by and between Welsh, Carson, Anderson & Stowe IX, L.P., Local Insight Regatta Holdings, Inc. and Local Insight Media, Inc.†

10.21	Amended and Restated 2006 Option Plan of Caribe Media, Inc. (as amended June 20, 2008).(1)*

10.22	2008 Option Plan of Local Insight Media Holdings, Inc.(1)*

10.23	Form of Option Agreement under 2008 Option Plan of Local Insight Media Holdings, Inc.†*

10.24	Employment Agreement, dated as of January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.(1)*

10.25	Assignment and Assumption Agreement, dated as of November 30, 2007, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media, L.P.(1)*

2

10.26	Assignment and Assumption Agreement, dated as of December 31, 2008, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media Holdings, Inc.†*

10.27	Amendment to Employment Agreement, dated as of December 31, 2008, by and between Marilyn B. Neal and Local Insight Media Holdings, Inc.†*

10.28	Summary Employment Term Sheet for James Stirbis.†*

10.29	Agreement on Ideas, Inventions and Confidential Information, dated January 31, 2007, by and between James Stirbis and Local Insight Media, LLC.†*

10.30	Employment Agreement, dated August 1, 2008, by and between Daniel J. Graham and Local Insight Media Holdings, Inc.†*

10.31	Amendment to Employment Agreement, dated December 31, 2008, by and between Daniel J. Graham and Local Insight Media Holdings, Inc.†*

10.32	Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC.†*

10.33	Amendment to Employment Agreement, dated December 31, 2008, by and between John S. Fischer and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.34	Employment Agreement, dated January 2, 2007, by and between Richard L. Shaum, Jr. and Local Insight Media, LLC.†*

10.35	Amendment to Employment Agreement, dated December 31, 2008, by and between Richard L. Shaum, Jr. and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.36	Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.†*

10.37	Amendment to Employment Agreement, dated December 31, 2008, by and between Scott A. Pomeroy and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.†*

10.38	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and James Stirbis.(1)

10.39	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (now known as Local Insight Yellow Pages, Inc.), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and John Fischer.(1)

10.40	The Executive Nonqualified Plan Adoption Agreement, by Local Insight Media, L.P.†*

10.41	The Executive Nonqualified Excess Plan, Plan Document.†*

10.42	Local Insight Media Holdings, Inc. Senior Executive Incentive Bonus Plan, as amended and restated as of December 31, 2008.†*

12.1	Statement of computation of ratio of earnings to fixed charges.†

3

21.1	Subsidiaries of Local Insight Regatta Holdings, Inc.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.†

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No 333-152302), filed on July 11, 2008.
†	Filed herewith.
*	Represents management contract or compensatory plan.

4