Form 10-Q
period 2009-03-31
Local Insight Regatta Holdings, Inc.
filed 2009-05-15
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

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

As of May 15, 2009, 195,744.22 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,426	$19,421
Accounts receivable, net	28,952	37,032
Due from affiliates	12,283	11,361
Deferred directory costs	48,959	52,537
Deferred income taxes	5,518	5,518
Prepaid expenses and other current assets	1,111	757

Total current assets	118,249	126,626
Property and equipment, net	21,222	20,477
Assets held for sale	1,684	2,084
Intangible assets, net	373,270	387,246
Tradename intangible asset	37,900	37,900
Goodwill	279,090	279,090
Deferred financing costs, net	17,191	17,645

Total Assets	$848,606	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$40,250	$29,950
Publishing rights payable	1,874	1,888
Accounts payable and accrued liabilities	22,840	30,697
Unearned revenue	35,886	36,849
Accrued interest payable	9,570	1,930
Due to affiliates	59	7,395

Total current liabilities	110,479	108,709
Deferred income taxes	64,527	69,812
Long-term debt, net of current portion	498,984	509,195
Other long-term liabilities	20,643	20,466

Total Liabilities	694,633	708,182
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	250,129	249,903
Accumulated deficit	(96,158)	(87,019)

Total Stockholders’ Equity	153,973	162,886

Total Liabilities and Stockholders’ Equity	$848,606	$871,068

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended
	March 31, 2009	March 31, 2008
Revenue (inclusive of approximately $48.8 million and $0 in related party revenue for the three months ended March 31, 2009 and 2008, respectively)	$145,068	$31,523
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	29,040	22,496
Publishing rights (inclusive of approximately $32.9 million and $0 in related party publishing rights for the three months ended March 31, 2009 and 2008, respectively)	71,822	2,312
General and administrative expense	31,637	9,760
Consulting fees—affiliate	—	2,000
Depreciation and amortization	12,648	6,993

Total operating expenses	145,147	43,561

Operating loss	(79)	(12,038)
Other (income) expenses:
Interest income	(9)	(36)
Interest expense	14,139	7,290
Other expense	216	(1)

Loss before income taxes	(14,425)	(19,291)
Income tax benefit	(5,285)	(7,115)

Net loss	$(9,140)	$(12,176)

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Three-Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net loss	$(9,140)	$(12,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	17,387	23,747
Deferred income taxes	(5,285)	(7,146)
Share-based compensation	225	—
Amortization of deferred financing costs	454	193
Amortization of discount on subordinated notes	927	—
Provision for doubtful accounts	4,587	212
Other	88	—
Changes in operating assets and liabilities:
Accounts receivable	3,493	(193)
Due (to) from affiliates	(8,260)	2,385
Deferred directory costs	1,622	(561)
Prepaid expenses and other current assets	(354)	(931)
Publishing rights payable	(14)	69
Accounts payable, accrued liabilities and other	(4,311)	(2,277)
Accrued interest payable	7,640	5,706
Unearned revenue	(963)	3,060

Net cash provided by operating activities	8,096	12,088

Investing Activities:
Proceeds on sale of property and equipment	313	—
Acquisition of property and equipment Other	(5,566 —)	(446 (87	) )

Net cash used in investing activities	(5,253)	(533)

Financing Activities:
Repayments on revolving credit facility	—	(8,500)
Repayments on term loan	(838)	(3,115)
Debt financing costs	—	(40)

Net cash used in financing activities	(838)	(11,655)

Net increase (decrease) in cash and cash equivalents	2,005	(100)
Cash and cash equivalents, beginning of period	19,421	1,758

Cash and cash equivalents, end of period	$21,426	$1,658

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta”) (together with its subsidiaries, “we,” “us,” or the “Company”) is a leading publisher of print and Internet Yellow Pages (“IYP”) directories and the largest provider of outsourced directory, sales, marketing and related services in the United States. The Company has two principal operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company, LLC (“The Berry Company”). LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. The Berry Company, which acquired substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) on April 23, 2008, provides an integrated array of outsourced directory sales, marketing, production and other services to third parties.

The Company, which is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”), is managed as a single business unit and reports as one reportable segment. All operations occur in the United States.

Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

2.	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosure About Fair Value of Financial Instruments, adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and are effective for interim reporting periods ending after June 15, 2009. Following its adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009 (see Note 11).

In September 2008, the FASB issued FSP No. FAS 133-1, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS 161. The adoption of FSP FAS 133-1 did not have an impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 30, 2008. The adoption of SFAS 161 did not have an impact on our condensed consolidated financial statements.

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

For calendar year companies, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not have any significant financial assets or liabilities measured at fair value on a recurring basis; consequently, adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements. The adoption of SFAS 157, insofar as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in our consolidated financial statements on a recurring basis, did not have an impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 will not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 did not have an impact on our condensed consolidated financial statements.

In November 2007, the Emerging Issues Task Force (the “EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008. The adoption of EITF 07-1 did not have an impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the provisions of SFAS 159.

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

Included in current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Synergy Plan”) anticipated at the time of the Berry ILOB acquisition. Impacted employees under the Synergy Plan were notified in 2008 and substantially all termination costs included in the assumed liabilities of approximately $0.4 million were paid in 2008. Under the Synergy Plan, the Company ceased use of one of its facilities in September 2008; accordingly, approximately $0.1 million in lease costs after the cessation date, net of expected sub-lease income, were accrued in the assumed liabilities. At March 31, 2009, an insignificant amount of such costs remain recorded in accrued liabilities.

In accordance with SFAS 141, the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the assembled workforce acquired and the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $94.8 million and favorable sales contracts valued at $39.3 million. In accordance with SFAS 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 5 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset as in the fourth quarter of 2008 the Company began using the name “The Berry Company,” which has been in existence for over 90 years, as its branding for the operations of its subsidiaries. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

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

Purchase accounting for the Berry ILOB acquisition was completed as of December 31, 2008.

The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS 141 for the three months ended March 31, 2008 and assumes the Berry ILOB acquisition and related financings had occurred on January 1, 2008. The unaudited condensed pro forma financial information does not purport to represent what the Company’s results of operations would actually have been if this transaction had in fact occurred on January 1, 2008 and are not necessarily representative of results of operations for any future period.

(In thousands)
Pro forma revenue	$148,923
Pro forma operating income	8,504
Pro forma net loss	(3,858)

4.	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$791	$791
Buildings	3,284	3,274
Furniture, fixtures and equipment	4,317	3,922
Computer equipment and software	17,880	14,164
Other	93	72
Leasehold improvements	135	135
Construction in progress	874	2,864

	27,374	25,222
Less: Accumulated depreciation and amortization	6,152	4,745

Property and equipment, net	$21,222	$20,477

Depreciation and amortization expense was approximately $1.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in intangible assets subject to amortization for the three months ended March 31, 2009 consist of the following (in thousands, except as to years):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Balance as of December 31, 2008	$272,054	$9,020	$103,408	$2,764	$387,246
Amortization expense	1,390	773	9,049	2,764	13,976

Balance as of March 31, 2009	$270,664	$8,247	$94,359	$—	$373,270

Average amortization period remaining in years as of March 31, 2009	49	3	19	—	N/A

The Company recorded approximately $14.0 million and $23.2 million in amortization expense during the three months ended March 31, 2009 and 2008, respectively. Approximately $2.8 million and $16.8 million of amortization expense was recorded in cost of revenue related to the amortization of favorable sales contracts for the three months ended March 31, 2009 and 2008, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2009 (1)	$33,636
2010	32,179
2011	23,688
2012	15,501
2013	12,022
2014	9,761
Thereafter	246,483

Total	$373,270

(1)	Represents the period from April 1, 2009 to December 31, 2009.

There was no change in the Company’s goodwill during the three months ended March 31, 2009.

6.	DEBT

As of March 31, 2009 and December 31, 2008, the Company had outstanding debt comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
Senior secured term loan facility, variable rates	$332,488	$333,325
Senior secured revolving credit facility—variable rates	26,600	26,600
11% Senior Subordinated Notes	210,500	210,500

Total debt	569,588	570,425
Less:
Current portion	40,250	29,950
Debt discount	30,354	31,280

Total long-term debt	$498,984	$509,195

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

As of March 31, 2009, we had approximately $569.6 million of debt outstanding and $3.4 million of available borrowing capacity under our senior secured revolving credit facility. However, such available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. under our senior secured revolving credit facility. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will be unavailable under our senior secured revolving credit facility.

The Term Loan and the Revolver may from time to time be Eurodollar Loans (LIBOR) or Base Rate Loans, at the option of the Company. The Term Loan and the Revolver bear interest per annum equal to the applicable rate plus an applicable margin, subject to a minimum rate for the applicable rate of 3.75% for LIBOR and 4.75% for Base Rate. The applicable margin for the Term Loan is 4.0% for LIBOR Loans and 3.0% for Base Rate Loans. The margin for the Revolver is determined based on the Company’s consolidated leverage ratio. In addition, commitment fees are paid quarterly at a rate of up to 0.5% per annum, depending on the consolidated leverage ratio, based on the average undrawn daily amount of the Revolver. The Term Loan will amortize 1% per annum, paid quarterly, commencing on September 30, 2008 with the remaining principal balance due on the term loan maturity date. The Company may prepay all or any portion of the outstanding borrowings under the Credit Facilities at any time without premium or penalty (other than customary breakage cost in the case of LIBOR loans). The Credit Facilities also require the Company to prepay outstanding borrowings thereunder with up to 75% of the Company’s annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. On April 7, 2009, the Company made a principal payment of $10.3 million related to the 2008 annual excess cash flow.

The cash proceeds of the Term Loan were received net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being amortized through interest expense in the statement of operations. For the three months ended March 31, 2009, $0.9 million of debt discount amortization was recognized through interest expense in the statement of operations.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta and its guarantors; and certain assets of Regatta. The Credit Facilities are subject to certain financial and non-financial covenants, including: consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that the Company maintain a consolidated leverage ratio, a secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit the Company’s annual capital expenditures. As of March 31, 2009, the Company is in compliance with all such covenants.

Senior Subordinated Notes

In conjunction with the split-off of the Company from Windstream Corporation (“Windstream”) on November 30, 2007, the Company issued $210.5 million aggregate principal amount of 11% Series A Senior Subordinated Notes due 2017 (the “Notes”). In November 2008, the Company completed an offer to exchange all the Notes for 11% Series B Senior Subordinated Notes due 2017 (the “Exchange Notes”). The terms of the Exchange Notes are identical in all material respects to the Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008. The Exchange Notes are redeemable, at the option of the Company, in full or in part after December 1, 2012. The redemption prices are as follows, for the years beginning on December 1:

2012	105.500%
2013	103.667%
2014	101.833%
2015 and thereafter	100.000%

The Exchange Notes are unsecured and are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business.

The Exchange Notes are guaranteed on a senior subordinated unsecured basis by each of Regatta’s current and future restricted subsidiaries (other than foreign subsidiaries) that are considered a guarantor under the current or future credit facilities of Regatta. The guarantees are joint and several obligations of the respective guarantors.

Debt Issue Costs

The Company incurred approximately $20.5 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments applying the effective interest rate method. For the three months ended March 31, 2009 and 2008, the Company recognized $0.5 million and $0.2 million in amortization of deferred financing costs in interest expense on the statement of operations.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries are subject to various claims and business disputes in the ordinary course of business, none of which are considered to materially impact the consolidated financial position, operations or cash flows of the Company.

Indemnification

Under a Tax Sharing Agreement among the Company, Windstream and Welsh Carson Anderson & Stowe, our affiliate (“WCAS”), the Company is generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the Transaction is lost as a result of a disqualifying action taken by any of WCAS or the Company or its subsidiaries after the Transaction date (November 30, 2007). The amount of any such losses likely would have a material adverse effect on the Company’s business. The Company obtained a private letter ruling from the Internal Revenue Service (“IRS”) under Section 355, Section 368 and related provisions of the Internal Revenue Code to the effect that the Transaction qualifies as a tax-free transaction to the Company, Windstream and WCAS for United States income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and WCAS will not be able to rely on the ruling. Based on the preemptive actions taken by the Company, including the private letter ruling and certain tax opinions obtained to the effect that the Transaction qualifies as tax-free to the Company, Windstream and WCAS, the Company believes the likelihood of any disqualifying action occurring is remote; accordingly, no liability has been accrued as of March 31, 2009 related to the indemnification.

8.	RELATED PARTY TRANSACTIONS

The Company and Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of the Company, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to the Company. The Company incurred $2.0 million in consulting fees under the consulting agreement during the three months ended March 31, 2008. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing the Company for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three months ended March 31, 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing the Company for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

The Company earns revenue and incurs costs associated with certain directories published on behalf of certain affiliates of the Company: ACS Media Finance LLC (“ACS Media”), CBD Media Finance LLC (“CBD Media”) and HYP Media Finance LLC (“HYP Media”). Such revenue was $10.3 million, $20.9 million and $17.6 million for ACS Media, CBD Media and HYP Media, respectively, for the three months ended March 31, 2009; such costs were $5.9 million, $16.7 million and $10.3 million for ACS Media, CBD Media and HYP Media, respectively, for the three months ended March 31, 2009.

As of March 31, 2009, ACS Media, CBD Media and HYP Media owed the Company approximately $7.5 million, which related primarily to the services rendered by The Berry Company to such affiliates under directory publishing agreements. In addition, as of March 31, 2009 LIMI and certain other affiliates owed the Company approximately $4.8 million and the Company owed certain affiliates approximately $0.1 million. Such amounts related primarily to management compensation reimbursements and capital expenditures incurred during 2008 and 2009. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

9.	INCOME TAXES

As of December 31, 2008, the Company had recorded $36.9 million of gross unrecognized tax benefits. There has been a $0.6 million increase in gross unrecognized tax benefits as of March 31, 2009. Gross unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; such reversals of gross unrecognized tax benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes. The Company believes it is reasonably possible that gross unrecognized tax benefits will materially change and be recognized within the next 12 months. None of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to the Tax Sharing Agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2009, the Company’s accrued interest expense and penalties related to unrecognized tax benefits was immaterial.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Ohio, Georgia, Kentucky, North Carolina and Pennsylvania as “major” taxing jurisdictions.

10.	FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth the Company’s condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008, and condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008. The Company formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. LIYP and The Berry Company have guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

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

LIYP and The Berry Company are wholly-owned subsidiaries of Regatta. The Notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries. Each entity in the condensed consolidating financial information follows the same accounting policies as those described and used in the Company’s condensed consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, the Company eliminates: (i) guaranteed debt reflected on the LIYP and The Berry Company balance sheets as guarantors of such debt and (ii) the investment in subsidiaries account.

The Company’s condensed consolidating balance sheet as of March 31, 2009 is as follows (in thousands, except share data):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$11,213	$10,213	$—	$21,426
Accounts receivable, net	—	16,113	12,839	—	28,952
Due from affiliates	732	6,194	12,416	(7,059)	12,283
Intercompany receivable	—	32,352	9,584	(41,936)	—
Deferred directory costs	—	16,227	32,732	—	48,959
Deferred income taxes	1,009	184	4,325	—	5,518
Prepaid expenses and other current assets	22	138	951	—	1,111

Total current assets	1,763	82,421	83,060	(48,995)	118,249
Property and equipment, net	7,672	7,149	6,401	—	21,222
Assets held for sale	—	1,192	492	—	1,684
Equity investments	701,917	—	—	(701,917)	—
Intangible assets, net	—	307,622	65,648	—	373,270
Tradename intangible asset	—	—	37,900	—	37,900
Goodwill	—	234,329	44,761	—	279,090
Deferred income taxes	24,123	670	25,939	(50,732)	—
Deferred financing costs, net	17,191	17,191	17,191	(34,382)	17,191

Total Assets	$752,666	$650,574	$281,392	$(836,026)	$848,606

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$40,250	$40,250	$40,250	$(80,500)	$40,250
Publishing rights payable	—	1,874	—	—	1,874
Accounts payable and accrued liabilities	856	5,823	16,161	—	22,840
Unearned revenue	—	7,471	28,415	—	35,886
Accrued interest payable	9,570	9,570	9,570	(19,140)	9,570
Due to affiliates	7,097	21	—	(7,059)	59
Intercompany payable	41,936	—	—	(41,936)	—

Total current liabilities	99,709	65,009	94,396	(148,635)	110,479
Deferred income taxes, net	—	115,259	—	(50,732)	64,527
Long-term debt, net of current portion	498,984	498,984	498,984	(997,968)	498,984
Other liabilities	—	10,883	9,760	—	20,643

Total Liabilities	598,693	690,135	603,140	(1,197,335)	694,633
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	250,129	(10,621)	(279,617)	290,238	250,129
Accumulated deficit	(96,158)	(28,940)	(42,131)	71,071	(96,158)

Total Stockholders’ Equity	153,973	(39,561)	(321,748)	361,309	153,973

Total Liabilities and Stockholders’ Equity	$752,666	$650,574	$281,392	$(836,026)	$848,606

The Company’s condensed consolidating balance sheet as of December 31, 2008 is as follows (in thousands, except share data):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$16,888	$2,533	$—	$19,421
Accounts receivable, net	—	17,537	19,495	—	37,032
Due from affiliates	—	3,096	39,427	(31,162)	11,361
Intercompany receivable	—	13,615	—	(13,615)	—
Deferred directory costs	—	20,031	32,506	—	52,537
Deferred income taxes	1,009	184	—	4,325	5,518
Prepaid expenses and other current assets	40	266	531	(80)	757

Total current assets	1,049	71,617	94,492	(40,532)	126,626
Property and equipment, net	6,685	7,645	6,147	—	20,477
Assets held for sale	—	1,592	492	—	2,084
Equity investments	701,323	—	—	(701,323)	—
Intangible assets, net	—	312,539	74,707	—	387,246
Tradename intangible asset	—	—	37,900	—	37,900
Goodwill	—	234,329	44,761	—	279,090
Deferred income taxes	18,624	—	—	(18,624)	—
Deferred financing costs, net	17,645	17,645	17,645	(35,290)	17,645

Total Assets	$745,326	$645,367	$276,144	$(795,769)	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$29,950	$29,950	$29,950	$(59,900)	$29,950
Publishing rights payable	—	1,888	—	—	1,888
Accounts payable and accrued liabilities	3,550	8,601	18,546	—	30,697
Current deferred income taxes	—	—	65	(65)	—
Unearned revenue	—	8,289	28,560	—	36,849
Accrued interest payable	1,930	1,930	1,930	(3,860)	1,930
Due to affiliates	5,497	—	14,357	(12,459)	7,395
Intercompany payable	32,318	—	—	(32,318)	—

Total current liabilities	73,245	50,658	93,408	(108,602)	108,709
Deferred income taxes, net	—	111,449	1,530	(43,167)	69,812
Long-term debt, net of current portion	509,195	509,195	509,195	(1,018,390)	509,195
Other liabilities	—	10,868	—	9,598	20,466

Total Liabilities	582,440	682,170	604,133	(1,160,561)	708,182
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744.22 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,903	38,207	(242,458)	204,251	249,903
Accumulated deficit	(87,019)	(75,010)	(85,531)	160,541	(87,019)

Total Stockholders’ Equity	162,886	(36,803)	(327,989)	364,792	162,886

Total Liabilities and Stockholders’ Equity	$745,326	$645,367	$276,144	$(795,769)	$871,068

The Company’s condensed consolidating statement of operations for the three months ended March 31, 2009 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$33,697	$113,613	$(2,242)	$145,068
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	9,099	19,941	—	29,040
Publishing rights	—	3,091	70,973	(2,242)	71,822
General and administrative expense	457	7,353	23,827	—	31,637
Depreciation and amortization	364	5,490	6,794	—	12,648

Total operating expenses	821	25,033	121,535	(2,242)	145,147

Operating income (loss)	(821)	8,664	(7,922)	—	(79)
Other (income) expenses:
Interest income	—	(6)	(3)	—	(9)
Interest expense	14,139	14,139	14,139	(28,278)	14,139
Other (income) expense	48	150	116	(98)	216

Loss before income taxes	(15,008)	(5,619)	(22,174)	28,376	(14,425)
Income tax benefit	(5,499)	(2,058)	(8,124)	10,396	(5,285)

Net loss before equity in losses of consolidated subsidiaries	(9,509)	(3,561)	(14,050)	17,980	(9,140)
Equity in losses of consolidated subsidiaries	369	—	—	(369)	—

Net loss	$(9,140)	$(3,561)	$(14,050)	$17,611	$(9,140)

The Company’s condensed consolidating statement of operations for the three months ended March 31, 2008 is as follows (in thousands):

	Regatta	LIYP	Eliminating Entries	Consolidated Regatta
Revenue	$—	$31,523	$—	$31,523
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,496	—	22,496
Publishing rights	—	2,312	—	2,312
General and administrative expense	115	9,645	—	9,760
Consulting fees—affiliate	—	2,000	—	2,000
Depreciation and amortization	—	6,993	—	6,993

Total operating expenses	115	43,446	—	43,561

Operating loss	(115)	(11,923)	—	(12,038)
Other (income) expenses:
Interest income	—	(36)	—	(36)
Interest expense	7,290	7,290	(7,290)	7,290
Other (income) expense	4	(5)	—	(1)

Loss before income taxes	(7,409)	(19,172)	7,290	(19,291)
Income tax benefit	(2,752)	(7,115)	2,752	(7,115)

Net loss before equity in losses of consolidated subsidiaries	(4,657)	(12,057)	4,538	(12,176)
Equity in losses of consolidated subsidiaries	(7,519)	—	7,519	—

Net loss	$(12,176)	$(12,057)	$12,057	$(12,176)

The Company’s condensed consolidating statement of cash flows for the three months ended March 31, 2009 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Operating Activities:
Net loss	$(9,140)	$(3,561)	$(14,050)	$17,611	$(9,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	(369)	—	—	369	—
Depreciation and amortization expense	364	7,075	9,948	—	17,387
Deferred income taxes	(5,499)	(2,058)	(8,124)	10,396	(5,285)
Share-based compensation	—	36	189	—	225
Amortization of deferred financing costs	454	454	454	(908)	454
Amortization of discount on term loan	927	927	927	(1,854)	927
Provision for doubtful accounts	—	891	3,696	—	4,587
Non-cash interest expense	—	12,807	12,807	(25,614)	—
Other	—	88	—	—	88
Changes in operating assets and liabilities:
Accounts receivable	—	533	2,960	—	3,493
Due from affiliates	867	(3,078)	(6,049)	—	(8,260)
Deferred directory costs	—	2,219	(597)	—	1,622
Prepaid expenses and other current assets	18	88	(460)	—	(354)
Publishing rights payable	—	(14)	—	—	(14)
Accounts payable and accrued liabilities	(142)	(2,659)	(1,510)	—	(4,311)
Accrued interest	7,640	—	—	—	7,640
Unearned revenue	—	(818)	(145)	—	(963)

Net cash provided by (used in) operating activities	(4,880)	12,930	46	—	8,096

Investing Activities:
Intercompany	9,618	(18,737)	9,119	—	—
Proceeds on sale of property and equipment	—	313	—	—	313
Acquisition of property and equipment	(3,900)	(181)	(1,485)	—	(5,566)

Net cash provided by (used in) investing activities	5,718	(18,605)	7,634	—	(5,253)

Financing Activities:
Repayments on term loan	(838)	—	—	—	(838)

Net cash used in financing activities	(838)	—	—	—	(838)

Net increase (decrease) in cash and cash equivalents	—	(5,675)	7,680	—	2,005
Cash and cash equivalents, beginning of period	—	16,888	2,533	—	19,421

Cash and cash equivalents, end of period	$—	$11,213	$10,213	$—	$21,426

The Company’s condensed consolidating statement of cash flows for the three months ended March 31, 2008 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities:
Net loss	$(12,176)	$(12,057)	$12,057	$(12,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiary	7,519	—	(7,519)	—
Depreciation and amortization expense	—	23,747	—	23,747
Deferred income taxes	(2,752)	(7,146)	2,752	(7,146)
Amortization of deferred financing costs	193	—	—	193
Provision for doubtful accounts	—	212	—	212
Non-cash interest expense	—	7,290	(7,290)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(193)	—	(193)
Due (to) from affiliates	(53)	2,438	—	2,385
Deferred directory costs	—	(561)	—	(561)
Prepaid expenses and other current assets	(57)	(874)	—	(931)
Publishing rights payable	—	69	—	69
Accounts payable, accrued liabilities and other	(614)	(1,663)	—	(2,277)
Accrued interest payable	5,706	—	—	5,706
Unearned revenue	—	3,060	—	3,060

Net cash provided by (used in) operating activities	(2,234)	14,322	—	12,088

Investing Activities:
Intercompany	43	(43)	—	—
Acquisition of property and equipment	—	(446)	—	(446)
Other	—	(87)	—	(87)

Net cash provided by (used in) investing activities	43	(576)	—	(533)

Financing Activities:
Transfer of net acquisition debt to LIYP	13,846	(13,846)	—	—
Proceeds on revolving credit facility	(8,500)	—	—	(8,500)
Repayments on term loan	(3,115)	—	—	(3,115)
Other	(40)	—	—	(40)

Net cash provided by (used in) financing activities	2,191	(13,846)	—	(11,655)

Net decrease in cash and cash equivalents	—	(100)	—	(100)
Cash and cash equivalents, beginning of period	—	1,758	—	1,758

Cash and cash equivalents, end of period	$—	$1,658	$—	$1,658

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt obligations. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The fair value of the Company’s variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at the balance sheet date. At March 31, 2009 and December 31, 2008, the carrying value and fair value of the Company’s variable-rate and fixed-rate debt were as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$302,134	$113,509	$302,045	$153,330
Senior secured revolving credit facility	26,600	9,993	26,600	12,735
11% Senior Subordinated Notes	210,500	54,000	210,500	61,045

	$539,234	$177,502	$539,145	$227,110

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to Local Insight Regatta Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. The following discussion and analysis of our financial condition and results of operations covers periods prior to and following the acquisition of the Independent Line of Business division of L.M. Berry and Company, or the Berry ILOB. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the Berry ILOB acquisition, including significantly increased leverage and debt service requirements. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Overview

We are a leading Yellow Pages and online local search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. We operate through our two operating subsidiaries: Local Insight Yellow Pages, Inc., or LIYP, and The Berry Company LLC, or The Berry Company. LIYP is the seventh largest Yellow Pages directory publisher in the United States as measured by revenue. LIYP is the exclusive official publisher of Windstream-branded print and Internet directories in the local wireline markets of Windstream Corporation, or Windstream, as they existed on December 12, 2006. LIYP also publishes print directories on behalf of more than 70 other local exchange carriers, or LECs. The Berry Company, which acquired the Berry ILOB in April 2008, provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of 66 customers, 27 of which use The Berry Company for the publication of their Internet Yellow Pages, or IYP, directories.

We offer a complete array of services relating to print directories, including local and national sales, marketing, advertising design and production, quality review and printing and distribution. We also offer a full range of digital local search products and services, including publication of and sale of advertisements in IYP directories; website production and maintenance; the delivery of local advertisements through major search engines, such as Google, MSN and Yahoo!; and distribution of Internet-based advertising content to third party IYP and search networks, including YellowPages.com.

We are an authorized reseller of YellowPages.com online advertising listings in all the markets that we currently serve. As part of this relationship, we have created an integrated production platform that enables seamless distribution of advertiser content to YellowPages.com, a leading national IYP and local search directory.

Our History

Split-Off From Windstream. On November 30, 2007, we were split off from Windstream to certain funds and individuals affiliated with Welsh, Carson, Anderson & Stowe, or WCAS, in a tax-free transaction, or the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc.

Acquisition of the Berry ILOB. On April 23, 2008, our wholly-owned subsidiary, The Berry Company, acquired substantially all the assets and certain liabilities of the Berry ILOB from L.M. Berry and Company, a subsidiary of AT&T Inc., for a total purchase price of approximately $236.7 million (inclusive of adjustments relating to working capital). Prior to its acquisition of the Berry ILOB, The Berry Company had no operations.

Basis of Presentation

As a result of the acquisition of the Berry ILOB on April 23, 2008, our financial condition, results of operations and cash flows for the three months ended March 31, 2009 and 2008 are not comparable because the results of operations and cash flows for the three months ended March 31, 2008 do not include the operations of the Berry ILOB.

We are managed as a single business unit and report as one reportable segment, and all operations occur in the United States.

General and Administrative Expense

In connection with the Split-Off, we entered into a transition services agreement with Windstream. Under that agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement terminated in May 2008. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were approximately $1.2 million during the three months ended March 31, 2008.

Consulting Fees

In January 2007, WCAS and Local Insight Media, Inc., or LIMI (an affiliate of ours), entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of our subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the amounts payable thereunder. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. The Company incurred $2.0 million in consulting fees under the consulting agreement during the three months ended March 31, 2008. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI agreed to suspend invoicing the Company for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three months ended March 31, 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing the Company for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the three months ended March 31, 2009 and 2008, print revenue comprised approximately 92.6% and 98.7% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our revenue, with approximately 85.0% and 97.6% of print revenue in the three months ended March 31, 2009 and 2008, respectively, attributable to local advertisers and approximately 10.9% and 0.7%, respectively, attributable to national advertisers.

We also generate revenue from our IYP business and other revenue from additional services provided LECs. The other revenue is generally derived from directory enhancements that are billed back to our LEC customers and fees derived from other sources, such as the commissions earned by our certified marketing representatives. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

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

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, general and administrative expense, affiliate consulting fees and depreciation and amortization.

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force, local marketing and promotional expenses, and sales training and customer care costs and (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, distribution, systems, customer services and billing. Cost of revenue includes certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. We defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three months ended March 31, 2009 and 2008, cost of revenue represented 20.0% and 51.6% of total operating expenses and 20.0% and 71.4% of revenue, respectively. The lower percentage of operating expenses and revenue represented by cost of revenue during the three months ended March 31, 2009 is due primarily to the diminishing impact of amortization expense related to favorable sales contract intangible assets during the period.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their directories. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for the LECs. In the three months ended March 31, 2009 and 2008, publishing rights expense represented 49.5% and 5.3% of total operating expenses and 49.5% and 7.3% of revenue, respectively. The higher percentage of operating expenses and revenue represented by publishing rights expense during the three months ended March 31, 2009 was due primarily to the impact of The Berry Company’s cost structure.

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. In the three months ended March 31, 2009 and 2008, general and administrative expense represented 21.8% and 22.4% of all operating expenses and 21.8% and 31.0% of revenue, respectively. The decrease in general and administrative expense as a percentage of revenue is primarily due to certain cost reduction initiatives implemented during 2008 and 2009, as discussed in “Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 — General and Administrative Expense” below.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we record amortization expense related to the identifiable intangible assets, which consist of publishing agreements with useful lives ranging from four to 50 years and customer relationships with a useful life of 20 years.

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

As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we will now incur interest expense of approximately $51.0 million per year.

Income Tax Provision

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We filed stand-alone tax returns for the period from November 30, 2007 to December 31, 2007, the date of the Split-Off, and we will file stand-alone tax returns from January 1, 2008 through June 20, 2008, the date of our combination with Local Insight Media Holdings, Inc., or Local Insight Media Holdings. Subsequent to that combination (as a result of which we became an indirect, wholly owned subsidiary of Local Insight Media Holdings), we will be included in Local Insight Media Holdings’ consolidated federal and state income tax returns. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB’s results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our results of operations for the three months ended March 31, 2008 do not include the results of operations of the Berry ILOB, which was acquired in April 2008. Due to the acquisition of the Berry ILOB, there are material differences between the three month periods ended March 31, 2009 and 2008. The three month periods ended March 31, 2009 and 2008 are therefore not comparable.

The following table sets forth our operating results for the three months ended March 31, 2009 and 2008 (in thousands, except as to percentages):

	Three months ended March 31, 2009	Three months ended March 31, 2008	Change	%
Revenue	$145,068	$31,523	$113,545	360.2%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	29,040	22,496	6,544	29.1%
Publishing rights	71,822	2,312	69,510	3,006.5%
General and administrative expense	31,637	9,760	21,877	224.2%
Consulting fees-affiliate	—	2,000	(2,000)	(100.0)%
Depreciation and amortization	12,648	6,993	5,655	80.9%

Total operating expenses	145,147	43,561	101,586	233.2%

Operating loss	(79)	(12,038)	11,959	(99.3)%
Interest expense, net	14,130	7,254	6,876	94.8%
Other (income) expense	216	(1)	217	21,700.0%

Loss before income taxes	(14,425)	(19,291)	4,866	(25.2)%
Income tax benefit	(5,285)	(7,115)	1,830	(25.7)%

Net loss	$(9,140)	$(12,176)	$3,036	(24.9)%

Revenue

Revenue of $145.1 million in the three months ended March 31, 2009 increased $113.5 million, or 360.2%, compared to $31.5 million in the same period of 2008. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB, which comprised $113.6 million of revenue in 2009 and was not included in our financial results for the three months ended March 31, 2008. Purchase accounting resulted in a reduction to revenue for the three months ended March 31, 2009 and 2008 of approximately $1.1 million and $2.8 million, respectively. Such reductions related primarily to certain deferred revenue associated with directories published prior to the Split-Off and/or the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method.

We anticipate our print revenue will decline in 2009 compared to 2008 due to the effects of the continued economic downturn, the declining use of print Yellow Pages and other factors. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline.

Cost of Revenue

Cost of revenue in the three months ended March 31, 2009 increased $6.5 million, or 29.1%, over the same period in 2008. This increase related primarily to the acquisition of the Berry ILOB in April 2008, which resulted in cost of revenue of $19.9 million for the three months ended March 31, 2009. Such amount includes amortization of favorable sales contracts of $2.8 million and certain other amortization of directories in-process margin established in purchase accounting of $0.4 million in 2009. Offsetting the increase in cost of revenue associated with the Berry ILOB’s operations during the three months ended March 31, 2009 was the elimination of amortization of favorable sales contracts intangible assets acquired in the Split-Off, which were fully amortized as of December 31, 2008. Such amortization accounted for $16.8 million of cost of revenue during the three months ended March 31, 2008. In addition, certain other amortization of directories in-process margin established in purchase accounted for cost of revenue of $2.4 million during the three months ended March 31, 2008.

Over the past year, we have implemented a number of initiatives to reduce cost of revenue. In connection with the acquisition of the Berry ILOB, we developed and implemented an integration and synergy plan, or the Synergy Plan, that included two reductions in force in 2008. Those reductions in force resulted in the termination of an aggregate of approximately 161 individuals. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to a third party vendor, Macmillan India Ltd., or Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan. As part of our on-going cost control efforts, we initiated an additional reduction in force in April 2009, which was not part of the Synergy Plan, that will result in the termination of an aggregate of approximately 70 individuals. We continue to actively assess and pursue opportunities to identify opportunities to reduce cost of revenue through measures such as outsourcing, Lean process engineering and associated cost-cutting measures. We expect these activities to result in significant reductions in cost of sales in 2009.

Publishing Rights

Publishing rights expense in the three months ended March 31, 2009 of $71.8 million increased by 3,006.5% over the same period in 2008. Of such increase, $71.0 million was attributable to the acquisition of the Berry ILOB.

General and Administrative Expense

General and administrative expense of $31.6 million in the three months ended March 31, 2009 increased $21.9 million, or 224.2%, compared to $9.8 million in the same period in 2008. The increase was primarily due to the acquisition of the Berry ILOB (which resulted in additional costs of $23.8 million for the three months ended March 31, 2009), higher bad debt expense resulting primarily from the severe economic recession impacting our markets, and non-cash, stock-based compensation expense in 2009. This increase was marginally offset by certain benefits achieved in the three months ended March 31, 2009 from certain synergy and integration plans implemented following the acquisition of the Berry ILOB.

Over the past year, we have implemented a number of initiatives to reduce general and administrative expenses. In connection with the Synergy Plan activities described above under “Cost of Revenue,” in 2008 we closed one facility in Birmingham, Alabama and consolidated two sales offices in Lincoln, Nebraska. During 2009, we have consolidated LIYP’s facility in Macedonia, Ohio into LIYP’s main office in Hudson, Ohio and expect to close a facility in Erie, Pennsylvania. We continue to actively assess and pursue opportunities to identify opportunities to reduce general and administrative cost through measures such as redundancy and overlap analyses and associated cost-cutting measures. We expect these activities to result in significant reductions in general and administrative cost in 2009.

The continued economic downturn is resulting in financial difficulty among advertising customers, which may lead to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense.

Consulting Fees — Affiliate

Consulting fees of $2.0 million were incurred during the three months ended March 31, 2008 under the consulting agreement between the Company and LIMI. Effective as of January 1, 2009, LIMI suspended invoicing under the consulting agreement. Accordingly, no consulting fees were recorded in the three months ended March 31, 2009.

Depreciation and Amortization

Depreciation and amortization of $12.6 million for the three months ended March 31, 2009 increased $5.7 million, or 80.9%, over the same period in 2008. The increase was primarily due to the acquisition of the Berry ILOB and related depreciation and amortization expense of $6.8 million for the three months ended March 31, 2009. Such depreciation and amortization expense related primarily to the amortization of the Berry ILOB’s customer relationships. This increase was partially offset by the diminishing amortization associated with the decay method of amortization for LIYP’s customer relationships for the three months ended March 31, 2009.

Interest Expense

Interest expense of $14.1 million in the three months ended March 31, 2009 increased $6.9 million, or 94.8%, from $7.3 million in the comparable period in 2008. This increase resulted primarily from the additional debt incurred by the Company to finance the acquisition of the Berry ILOB.

Income Taxes

The income tax benefit in the three months ended March 31, 2009 and 2008 is consistent with our loss before income taxes. The expected effective tax rate for 2009 is 36.6%.

Net Loss

Net loss of $9.1 million in the three months ended March 31, 2009 decreased $3.0 million compared to net loss of $12.2 million in the same period in 2008. The decrease was primarily due to the after-tax effects of the items described above.

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

In addition, we funded the costs associated with the Split-Off with credit facilities and senior subordinated notes and our acquisition of the Berry ILOB with credit facilities, as described under the captions “— Credit Facilities,” “— The Exchange Notes” and “— Berry Financing — Senior Secured Credit Facilities” below. We have significant debt service obligations under our credit facilities and under our senior subordinated notes. In addition, we will continue to incur capital costs associated with developing and implementing our own support functions that Windstream and L.M. Berry previously provided. We believe, however, that cash flow generated from operations will be sufficient to fund our interest and principal payment obligations, working capital requirements and future capital expenditure needs for the foreseeable future. At March 31, 2009, we had approximately $3.4 million available borrowing capacity under our senior secured revolving credit facility. However, this available borrowing capacity represents the unfunded revolving loan commitment of Lehman Brothers Inc. Lehman Brothers Inc., whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will remain unavailable to us under our senior secured revolving credit facility.

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

The following table sets forth a summary of cash flows for our predecessor company for the three months ended March 31, 2009 and 2008 (in millions):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flow from operating activities	$8.1	$12.1
Cash flow from investing activities	(5.2)	(0.5)
Cash flow from financing activities	(0.9)	(11.7)

Change in cash and cash equivalents	$2.0	$(0.1)

In the three months ended March 31, 2009, cash from operating activities decreased $4.0 million compared to the same period in 2008. The decrease is primarily a function of an increase in our accounts payable and accrued liabilities associated with the distribution timing of certain long-life directories in 2009 compared to 2008 and normal fluctuations in our other working capital accounts.

In the three months ended March 31, 2009, cash used in investing activities increased $4.7 million compared to the same period in 2008. This increase is primarily related to $5.1 million in higher capital expenditures in the three months ended March 31, 2009, which included $1.5 million incurred in connection with our ongoing migration from our legacy process management and production system to a software platform supplied by 3L Media AB. This increase was partially offset by proceeds of $0.3 million relating to LIYP’s sale of certain vehicles during the three months ended March 31, 2009.

In the three months ended March 31, 2009, cash used in financing activities decreased $10.8 million compared to the same period in 2008. This decrease was primarily related to the timing of repayments on our revolving credit facility of $8.5 million in the three months ended March 31, 2008 (compared to no repayments in the three months ended March 31, 2009) and repayments on existing term debt that were $2.3 million lower in the three months ended March 31, 2008 than during the comparable period in 2009.

Credit Facilities

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving line of credit, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a new credit facility, which was used in part to finance the Berry ILOB acquisition. See the section below entitled “— Berry Financing — Senior Secured Credit Facilities” for a description of the new credit facility.

The Exchange Notes

We issued $210.5 million of 11% Series A Senior Subordinated Notes due 2017, or the Notes, in connection with the Split-Off. In November 2008, we consummated an offer to exchange all the Notes for an equal principal amount of 11% Series B Senior Subordinated Notes due 2017, or the Exchange Notes. The terms of the Exchange Notes are identical in all material respects to the Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008.

The Exchange Notes are unsecured and subordinated in right of payment or in effect to all existing and future secured indebtedness the Company and its subsidiaries, including to our current senior secured credit facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Exchange Notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under the current senior secured credit facility.

We are obligated to make interest payments on the Exchange Notes in June and December of each year. On or after December 1, 2012, we may redeem all or a part of the Exchange Notes upon not less than 30 nor more than 60 days’ notice, at redemption prices that vary from 105.5% of the principal amount if redeemed during the 12-month period beginning December 1, 2012 to 100% of the principal amount if redeemed on or after December 1, 2015, plus accrued and unpaid interest on the notes redeemed, to the applicable redemption date. In addition, in connection with certain changes in control of the Company, we have certain obligations to offer to repurchase all or any Exchange Notes that we have not elected to redeem from each holder at a price equal to 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest on the notes repurchased, to the date of purchase.

The Exchange Notes are subject to certain financial and non-financial covenants, including: restrictions on our ability to pay dividends and make other payments to restricted parties; limitations on incurring additional debt or liens; restrictions on our ability to merge or consolidate with another entity or sell all or substantially all of our assets; limitations on our ability to engage in transactions with our affiliates; and certain other limitations on the business. Noncompliance with the covenants in the indenture governing the Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Exchange Notes. Upon an event of default under the indenture governing the Exchange Notes, all the Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations.

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

The new credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the new credit facilities require compliance with financial and operating covenants, including a minimum Consolidated Interest Coverage ratio of 1.60 to 1, a maximum Consolidated Leverage ratio of 6.50 to 1 and a maximum Consolidated Senior Secured Debt ratio of 4.25 to 1. As defined in the agreement, at March 31, 2009 we had a Consolidated Interest Coverage ratio of 1.86 to 1, a Consolidated Leverage Ratio of 5.85 to 1 and a Consolidated Senior Secured Debt ratio of 3.67 to 1.

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

Our credit facilities and the indenture governing the Exchange Notes contain cross-default provisions pursuant to which certain defaults in respect of our other indebtedness will constitute an “event of default” under our credit facilities and the indenture governing the Exchange Notes

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our contractual obligations and commitments as of December 31, 2008, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our contractual obligations during the three months ended March 31, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and are effective for interim reporting periods ending after June 15, 2009. Following its adoption FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009.

In September 2008, the FASB issued FSP No. FAS 133-1, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS 161. The adoption of FSP FAS 133-1 did not have an impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 30, 2008. The adoption of SFAS 161 did not have an impact on our condensed consolidated financial statements.

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

For calendar year companies, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not have any significant financial assets or liabilities measured at fair value on a recurring basis; consequently, adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements. The adoption of SFAS 157, insofar as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in our consolidated financial statements on a recurring basis, did not have an impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 will not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 did not have an impact on our condensed consolidated financial statements.

In November 2007, the Emerging Issues Task Force (the “EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008. The adoption of EITF 07-1 did not have an impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the provisions of SFAS 159.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Because we do not hold significant investments in marketable equity securities, we are not subject to material market risk from changes in marketable equity security prices. In addition, because we do not have business operations in foreign countries, we are not subject to foreign currency exchange rate risk.

Our borrowings under our current senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under our senior secured credit facilities bear interest, at our option, at either the LIBOR rate or BR, in each case plus an applicable margin. The LIBOR loans and BR loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the initial rate under the revolving credit facility is LIBOR plus 4% or BR plus 3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The applicable interest rate margins per annum under the LIBOR and BR Loans for the three months ended March 31, 2009 were 4.0% and 3.0%, respectively. The effective interest rate for our variable rate debt outstanding for the three months ended March 31, 2009 was approximately 7.7%. Our indebtedness under the Exchange Notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the three months ended March 31, 2009. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the notes and the senior secured credit facilities would change annual interest expense and net income by approximately $0.7 million and $(0.5) million, respectively. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates, but are required under our existing senior secured credit facility to enter into such hedging arrangements in the future.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) promulgated under the Exchange Act and Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this report. The disclosures set forth in this Item 4T contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

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

Following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we identified certain accounting errors in our application of purchase accounting adjustments related to the acquisitions of LIYP and the Berry ILOB. These errors, which were disclosed and corrected in our Form 10-Q/A filed with the SEC on January 15, 2009, were identified as a result of ongoing process improvements which were being implemented in our internal controls over financial reporting as part of our efforts to integrate the Berry ILOB and LIYP. Following our identification of these errors, we took a number of steps to enhance the effectiveness of our disclosure controls and procedures. These enhancements, which are primarily related to monitoring and detective controls, have improved the effectiveness of our disclosure controls and procedures. Local Insight Media Holdings hired a new assistant controller during the quarter ended December 31, 2008 and engaged a third party to help develop more effective account reconciliation processes and monitoring controls. These additional resources have devoted a portion of their efforts on behalf of Local Insight Media Holdings to improving the effectiveness of our disclosure controls and procedures. These improvements are designed to reduce, although they may not eliminate, the risk of a material misstatement to a reasonable level.

Based on management’s evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. We are currently working to enhance the effectiveness of our disclosure controls and procedures as part of our continuing efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A	Risk Factors

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by or against any of the parties to our customer agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with, CenturyTel Services Group, LLC, or CenturyTel, Frontier Directory Services Company, LLC and certain of its affiliates, or Frontier, ACS Media Finance LLC, or ACS Media, CBD Media Finance LLC, or CBD Media, HYP Media Finance LLC, or HYP Media, and other LECs. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream could have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media and other LECs could materially harm our business, financial condition and results of operations.

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

The bankruptcy court has granted the HT Debtors’ motion to reject the co-marketing agreement between HYP Media and HTCI. Under that agreement, HTCI had agreed to purchase from HYP Media, in the aggregate, at least $1.5 million of advertising and related services in 2009 and $1.438 million of advertising and related services during each year from 2010 through 2017. As a result of the rejection of the co-marketing agreement, HYP Media will not receive such amounts, which will result in a decrease of payments to The Berry Company under its directory services agreement with HYP Media.

The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

Item 5.	Other Information

The Company and LIMI are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to the Company. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI agreed to suspend invoicing the Company for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three months ended March 31, 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing the Company for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment to Consulting Agreement dated May 13, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: May 15, 2009	By:	/s/ Douglas A. Myers

Name: Douglas A. Myers
Title: President (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ James Stirbis

Name: James Stirbis
Title: Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Consulting Agreement dated May 13, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002