Form 10-Q
period 2009-06-30
Local Insight Regatta Holdings, Inc.
filed 2009-08-12
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 12, 2009, 195,744.22 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$264	$19,421
Accounts receivable, net	29,753	37,032
Due from affiliates	9,664	11,361
Deferred directory costs	55,891	52,537
Deferred income taxes	5,518	5,518
Prepaid expenses and other current assets	806	757

Total current assets	101,896	126,626
Property and equipment, net	22,013	20,477
Assets held for sale	1,193	2,084
Intangible assets, net	362,058	387,246
Tradename intangible asset	37,900	37,900
Goodwill	279,090	279,090
Deferred financing costs, net	16,725	17,645

Total Assets	$820,875	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$33,963	$29,950
Publishing rights payable	91	1,888
Accounts payable and accrued liabilities	16,644	30,697
Unearned revenue	36,799	36,849
Accrued interest payable	1,930	1,930
Due to affiliates	27	7,395

Total current liabilities	89,454	108,709
Deferred income taxes	63,892	69,812
Long-term debt, net of current portion	494,920	509,195
Other long-term liabilities	20,692	20,466

Total Liabilities	668,958	708,182
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	250,203	249,903
Accumulated deficit	(98,288)	(87,019)

Total Stockholders’ Equity	151,917	162,886

Total Liabilities and Stockholders’ Equity	$820,875	$871,068

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended		Six-Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue (inclusive of approximately $48.5 million and $33.2 million in related party revenue for the three months ended June 30, 2009 and 2008, respectively, and $97.3 million and $33.2 million for the six months ended June 30, 2009 and 2008, respectively)	$144,993	$122,845	$290,061	$154,368
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	22,021	46,967	51,061	69,463
Publishing rights (inclusive of approximately $32.3 million and $23.1 million in related party publishing rights for the three months ended June 30, 2009 and 2008, respectively, and $65.2 million and $23.1 million for the six months ended June 30, 2009 and 2008, respectively)	71,081	56,119	142,903	58,431
General and administrative expense	28,470	24,637	60,107	34,397
Consulting fees—affiliate	—	2,553	—	4,553
Depreciation and amortization	12,654	13,592	25,302	20,585

Total operating expenses	134,226	143,868	279,373	187,429

Operating income (loss)	10,767	(21,023)	10,688	(33,061)
Other (income) expenses:
Interest income	(3)	(22)	(12)	(58)
Interest expense	13,430	14,254	27,569	21,544
Other expense	104	32	320	31

Loss before income taxes	(2,764)	(35,287)	(17,189)	(54,578)
Income tax benefit	(635)	(13,265)	(5,920)	(20,380)

Net loss	$(2,129)	$(22,022)	$(11,269)	$(34,198)

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Six-Months Ended
	June 30, 2009	June 30, 2008
Operating Activities:
Net loss	$(11,269)	$(34,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30,866	78,936
Deferred income taxes	(5,920)	(20,380)
Share-based compensation	300	—
Amortization of deferred financing costs	920	604
Accretion of discount on debt	1,875	903
Loss on extinguishment of debt	—	1,481
Provision for doubtful accounts	9,438	1,857
Other	78	29
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(2,159)	(12,864)
Due (to) from affiliates	(5,671)	3,242
Deferred directory costs	(6,158)	(21,876)
Prepaid expenses and other current assets	(49)	(579)
Publishing rights payable	(1,797)	1,229
Accounts payable, accrued liabilities and other	(10,061)	6,687
Accrued interest payable	—	(258)
Unearned revenue	(50)	4,709

Net cash provided by (used in) operating activities	343	9,522

Investing Activities:
Acquisition of subsidiary, net of cash acquired	—	(240,051)
Proceeds on sale of property and equipment	815	—
Acquisition of property and equipment	(8,178)	(1,640)

Net cash used in investing activities	(7,363)	(241,691)

Financing Activities:
Proceeds from revolving credit facility	—	20,000
Repayments on revolving credit facility	(1,000)	(8,500)
Proceeds from issuance of term loan	—	301,350
Repayments on term loan	(11,137)	(66,000)
Debt financing costs	—	(11,719)

Net cash provided by (used in) financing activities	(12,137)	235,131

Net increase (decrease) in cash and cash equivalents	(19,157)	2,962
Cash and cash equivalents, beginning of period	19,421	1,758

Cash and cash equivalents, end of period	$264	$4,720

Supplemental cash flow information:
Cash paid for interest	$24,774	$18,693

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta”) (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a leading publisher of print and Internet Yellow Pages (“IYP”) directories and the largest provider of outsourced directory, sales, marketing and related services in the United States. The Company’s principal operating subsidiary is The Berry Company LLC (“The Berry Company”), which, based on the number of directories it publishes directly or under contract, is the fifth largest Yellow Pages directory publisher in the United States, as measured by revenue. The Berry Company is the exclusive official publisher of Windstream-branded print and Internet directories in the local wireline markets of Windstream Corporation (“Windstream”), as they existed on December 12, 2006. The Berry Company, which acquired substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) on April 23, 2008, also provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of 134 local exchange carriers (“LECs”) and other customers, 29 of which use The Berry Company for the publication of their Internet Yellow Pages, or IYP, directories. Prior to June 30, 2009, we operated through two operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company being the surviving company in the merger.

The Company, which is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”), is managed as a single business unit and reports as one reportable segment. All operations occur in the United States.

Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The 2009 periods reflect the Company’s ownership of the Berry ILOB for the full three and six months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) during the three and six months ended June 30, 2008.

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

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have any impact on our condensed consolidated financial statements. However, because the Codification will change the basis for reference to authoritative GAAP guidance, upon effectiveness, the Company’s footnote disclosures that reference such guidance will change to reflect appropriate references to the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard has had no impact on our condensed consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard. The Company has evaluated subsequent events through August 11, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosure About Fair Value of Financial Instruments, adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. Following its adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009 (see Note 11).

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have an impact on our condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have an impact on our consolidated financial statements.

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

Berry ILOB

On April 23, 2008, the Company’s wholly-owned subsidiary, The Berry Company, acquired substantially all of the assets of the Berry ILOB from L.M. Berry and Company, a subsidiary of AT&T Inc., for approximately $241.3 million, pursuant to an asset purchase agreement. The purchase price was comprised of approximately $235.0 million in cash; $4.6 million in transaction costs, which primarily consisted of fees paid for legal, accounting, and financial advisory services; and a $1.7 million working capital adjustment. On April 23, 2008, the Company entered into senior secured credit facilities with JPMorgan Chase Bank, N.A., consisting of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving loan facility. The Company borrowed the entire $335.0 term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition and to provide cash for working capital purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Berry ILOB acquisition at April 23, 2008 (in thousands):

Current assets	$24,354
Non-current assets	5,653
Definite-lived intangible assets	134,126
Tradename intangible asset	37,900
Goodwill	44,761

Total assets acquired	246,794
Current liabilities	5,484

Total liabilities assumed	5,484

Net assets acquired	$241,310

Included in current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Synergy Plan”) anticipated at the time of the Berry ILOB acquisition. Impacted employees under the Synergy Plan were notified in 2008 and substantially all termination costs included in the assumed liabilities of approximately $0.4 million were paid in 2008. Under the Synergy Plan, the Company ceased use of one of its facilities in September 2008; accordingly, approximately $0.1 million in lease costs after the cessation date, net of expected sub-lease income, were accrued in the assumed liabilities. At June 30, 2009, an insignificant amount of such costs remain recorded in accrued liabilities.

In accordance with SFAS 141, the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the assembled workforce acquired and the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $94.8 million and favorable sales contracts valued at $39.3 million. In accordance with SFAS 142, the fair values of these identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 5 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset as in the fourth quarter of 2008 the Company began using the name “The Berry Company,” which has been in existence for over 90 years, as its branding for the operations of its subsidiaries. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

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

The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS 141 for the three and six months ended June 30, 2008 and assumes the Berry ILOB acquisition and related financings had occurred on January 1, 2008. The unaudited condensed pro forma financial information does not purport to represent what the Company’s results of operations would actually have been if this transaction had in fact occurred on January 1, 2008 and are not necessarily representative of results of operations for any future period.

(In thousands)
	Three Months Ended June 30, 2008	Six Months Ended June 30,2008
Pro forma revenue	$152,174	$301,097
Pro forma operating income	1,664	10,168
Pro forma net loss	(8,012)	(11,870)

4.	PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$791	$791
Buildings	3,274	3,274
Furniture, fixtures and equipment	4,329	3,922
Computer equipment and software	20,091	14,164
Other	107	72
Leasehold improvements	135	135
Construction in progress	881	2,864

	29,608	25,222
Less: Accumulated depreciation and amortization	7,595	4,745

Property and equipment, net	$22,013	$20,477

Depreciation and amortization expense was approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2009, respectively, and approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2009, the Company sold certain assets held for sale with a net value of approximately $0.5 million and $0.9 million, respectively. The net loss recognized on these sales, which appears under “Other Expense” on the Condensed Consolidated Statement of Operations, was approximately $0.1 million in each of the three and six months ended June 30, 2009.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in intangible assets subject to amortization for the six months ended June 30, 2009 consist of the following (in thousands, except as to average amortization period remaining in years):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Cost basis as of June 30, 2009	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	8,807	4,896	59,350	80,293	153,346

Intangible assets, net as of June 30, 2009	$269,272	$7,474	$85,312	$—	$362,058

Average amortization period remaining in years as of June 30, 2009	48	2	19	—	N/A

The Company recorded amortization expense of approximately $11.2 million and $25.2 million during the three and six months ended June 30, 2009, respectively, and approximately $45.7 million and $68.9 million for the three and six months ended June 30, 2008, respectively. Amortization expense of $0 million and approximately $2.8 million was recorded in cost of revenue related to the amortization of favorable sales contracts for the three and six months ended June 30, 2009 and approximately $33.2 million and $50.0 million for the three and six months ended June 30 2008, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2009 (1)	$22,424
2010	32,179
2011	23,688
2012	15,501
2013	12,022
2014	9,761
Thereafter	246,483

Total	$362,058

(1)	Represents the period from July 1, 2009 to December 31, 2009.

There was no change in the Company’s goodwill during the three or six months ended June 30, 2009.

6.	DEBT

As of June 30, 2009 and December 31, 2008, the Company had outstanding debt comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
Senior secured term loan facility, variable rates	$322,188	$333,325
Senior secured revolving credit facility—variable rates	25,600	26,600
11% Senior Subordinated Notes	210,500	210,500

Total debt	558,288	570,425
Less:
Current portion	33,963	29,950
Debt discount	29,405	31,280

Total long-term debt	$494,920	$509,195

Senior Secured Credit Facilities

On April 23, 2008, the Company entered into senior secured credit facilities (the “Credit Facilities”), consisting of a $335.0 million senior secured term loan facility (the “Term Loan”) and a $30.0 million senior secured revolving loan facility (the “Revolver”). The proceeds of these credit facilities were used to: (i) finance the purchase price, and certain fees and expenses, to acquire the Berry ILOB; (ii) pay in full all amounts owing under the Company’s prior senior secured credit facilities; and (iii) provide cash for working capital purposes. The Company made an initial draw on the Revolver of $20.0 million at the closing of the Berry ILOB acquisition. The Term Loan and the Revolver mature on April 23, 2015 and 2014, respectively.

As of June 30, 2009, we had approximately $558.3 million of debt outstanding and $4.4 million of available borrowing capacity under our senior secured revolving credit facility. Subsequent to June 30, 2009, we repaid an additional $6.0 million on the Revolver, leaving approximately $10.4 million of available borrowing capacity under the Revolver. However, $3.4 million of our available borrowing capacity under the Revolver represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured revolving credit facility. Woodlands Commercial Bank, whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will be unavailable under the Revolver.

The Term Loan and the Revolver may from time to time be Eurodollar Loans, or LIBOR, or Base Rate loans, at the option of the Company. The Term Loan and the Revolver bear interest per annum equal to the applicable rate plus an applicable margin, subject to a minimum rate for the applicable rate of 3.75% for LIBOR and 4.75% for Base Rate loans longer than thirty days. The applicable margin for the Term Loan is 4.0% for LIBOR loans and 3.0% for Base Rate loans. The margin for the Revolver is determined based on the Company’s consolidated leverage ratio. In addition, commitment fees are paid quarterly at a rate of up to 0.5% per annum, depending on the consolidated leverage ratio, based on the average undrawn daily amount of the

Revolver. The Term Loan will amortize 1% per annum, paid quarterly, commencing on September 30, 2008 with the remaining principal balance due on the term loan maturity date. The Company may prepay all or any portion of the outstanding borrowings under the Credit Facilities at any time without premium or penalty (other than customary breakage cost in the case of LIBOR loans). The Credit Facilities also require the Company to prepay outstanding borrowings thereunder with up to 75% of the Company’s annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. On April 7, 2009, the Company made a principal payment of $10.3 million related to the 2008 annual excess cash flow. The Company’s current portion of debt comprises an estimate for the 2009 annual excess cash flow principal payment and Revolver principal payments expected to be paid within the next 12 months.

The cash proceeds of the Term Loan were received net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being accreted through interest expense in the statement of operations. For the three and six months ended June 30, 2009, respectively, $0.9 million and $1.9 million of debt discount accretion was recognized through interest expense in the statement of operations. Debt discount accretion of $0.9 million was recognized during each of the three and six months ended June 30, 2008.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta and its guarantors; and certain assets of Regatta. The Credit Facilities are subject to certain financial and non-financial covenants, including: consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that the Company maintain a consolidated leverage ratio, a secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit the Company’s annual capital expenditures. As of June 30, 2009, the Company is in compliance with all such covenants.

Senior Subordinated Notes

On November 30, 2007, we were split off from Windstream to certain funds and individuals affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”) in a tax-free transaction (the “Split-Off”). In conjunction with the Split-Off, the Company issued $210.5 million aggregate principal amount of 11% Series A Senior Subordinated Notes due 2017 (the “Notes”). In November 2008, the Company completed an offer to exchange all the Notes for 11% Series B Senior Subordinated Notes due 2017 (the “Exchange Notes”). The terms of the Exchange Notes are identical in all material respects to the Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008. The Exchange Notes are redeemable, at the option of the Company, in full or in part after December 1, 2012. The redemption prices are as follows, for the years beginning on December 1:

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

Debt Issue Costs

The Company incurred approximately $20.5 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments applying the effective interest rate method. The Company recognized amortization of deferred financing costs in interest expense on the statement of operations of approximately $0.5 million and $0.9 million during the three and six months ended June 30, 2009, respectively, and of approximately $0.5 million and $0.6 million during the three and six months ended June 30, 2008, respectively. In conjunction with the Berry ILOB acquisition financing, the Company recorded a loss on extinguishment of debt of approximately $1.5 million, in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements. Such expense was recorded as a component of interest expense on the statement of operations for the three and six months ended June 30, 2008.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries are subject to various claims and business disputes in the ordinary course of business, none of which are considered to materially impact the consolidated financial position, operations or cash flows of the Company.

Indemnification

Under a Tax Sharing Agreement among the Company, Windstream and WCAS, our affiliate, the Company is generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the transaction effectuated in connection with the Split-Off (collectively, the “Transaction”) is lost as a result of a disqualifying action taken by any of WCAS or the Company or its subsidiaries after the date of the Split-Off. The amount of any such losses likely would have a material adverse effect on the Company’s business. The Company obtained a private letter ruling from the Internal Revenue Service (“IRS”) under Section 355, Section 368 and related provisions of the Internal Revenue Code to the effect that the Transaction qualifies as a tax-free transaction to the Company, Windstream and WCAS for United States income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and WCAS will not be able to rely on the ruling. Based on the preemptive actions taken by the Company, including the private letter ruling and certain tax opinions obtained to the effect that the Transaction qualifies as tax-free to the Company, Windstream and WCAS, the Company believes the likelihood of any disqualifying action occurring is remote; accordingly, no liability has been accrued as of June 30, 2009 related to the indemnification.

8.	RELATED PARTY TRANSACTIONS

The Company and Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of the Company, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to the Company. The Company incurred $2.6 million and $4.6 million in consulting fees under the consulting agreement during the three and six months ended June 30, 2008, respectively. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing the Company for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three and six months ended June 30, 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing the Company for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

The Company earns revenue and incurs costs associated with certain directories published on behalf of certain affiliates of the Company: ACS Media Finance LLC (“ACS Media”), CBD Media Finance LLC (“CBD Media”) and HYP Media Finance LLC (“HYP Media”). Such revenue and costs during the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue:
ACS Media	$10,344	$20,597	$7,092	$7,092
CBD Media	21,663	42,577	14,294	14,294
HYP Media	16,525	34,137	11,849	11,849

	$48,532	$97,311	$33,235	$33,235

Publishing rights:
ACS Media	$5,411	$11,328	$4,452	$4,452
CBD Media	16,835	33,504	11,572	11,572
HYP Media	10,046	20,375	7,110	7,110

	$32,292	$65,207	$23,134	$23,134

As of June 30, 2009, ACS Media, CBD Media and HYP Media owed the Company approximately $5.5 million, which related primarily to the services rendered by The Berry Company to such affiliates under directory publishing agreements. In addition, as of June 30, 2009, LIMI and certain other affiliates owed the Company approximately $4.2 million, which related primarily to management compensation reimbursements and capital expenditures incurred during 2008 and 2009. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

9.	INCOME TAXES

As of December 31, 2008, the Company had recorded $36.9 million of gross unrecognized tax benefits. There has been a $6.5 million increase in gross unrecognized tax benefits as of June 30, 2009. Gross unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; such reversals of gross unrecognized tax benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes. The Company believes it is reasonably possible that gross unrecognized tax benefits will materially change and be recognized within the next 12 months. None of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. As of June 30, 2009, the Company’s estimated annual effective income tax rate for 2009 is 34.4%.

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to a Tax Sharing Agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2009, the Company’s accrued interest expense and penalties related to unrecognized tax benefits was approximately $0.4 million.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Ohio, Georgia, Kentucky, North Carolina and Pennsylvania as “major” taxing jurisdictions.

10.	FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth the Company’s condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008. Prior to June 30, 2009, when LIYP merged with and into The Berry Company, LIYP was a wholly owned subsidiary of the Company, and LIYP guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. The Company formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. Following LIYP’s merger with and into The Berry Company on June 30, 2009, The Berry Company continues to guarantee, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. Local Insight Listing Management, Inc., a subsidiary of The Berry Company, also guarantees, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

The following condensed consolidating financial information is presented for:

i)	Regatta, the issuer of the guaranteed obligations;

ii)	The subsidiary guarantors of the Company’s obligations under the Exchange Notes and Credit Facilities;

iii)	Consolidating entries and eliminations representing adjustments to: (i) eliminate intercompany transactions between Regatta and the subsidiary guarantors; (ii) eliminate Regatta investments in its subsidiaries; and (iii) record consolidating entries; and

iv)	Regatta and the subsidiary guarantors on a consolidated basis.

Each subsidiary guarantor is (and LIYP was, prior to June 30, 2009) a wholly-owned direct or indirect subsidiary of Regatta. The Exchange Notes and the Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by the subsidiary guarantors. Each entity in the condensed consolidating financial information follows the same accounting policies as those described and used in the Company’s condensed consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, the Company eliminates: (i) guaranteed debt reflected on the subsidiary guarantors balance sheets as guarantors of such debt and (ii) the investment in subsidiaries account.

The Company’s condensed consolidating balance sheet as of June 30, 2009 is as follows (in thousands, except share data):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$264	$—	$264
Accounts receivable, net	—	29,753	—	29,753
Due from affiliates	732	16,169	(7,237)	9,664
Intercompany receivable	—	9,370	(9,370)	—
Deferred directory costs	—	55,891	—	55,891
Deferred income taxes	1,009	4,509	—	5,518
Prepaid expenses and other current assets	23	783	—	806

Total current assets	1,764	116,739	(16,607)	101,896
Property and equipment, net	9,536	12,477	—	22,013
Assets held for sale	—	1,193	—	1,193
Equity investments	643,693	—	(643,693)	—
Intangible assets, net	—	362,058	—	362,058
Tradename intangible asset	—	37,900	—	37,900
Goodwill	—	279,090	—	279,090
Deferred income taxes	28,619	—	(28,619)	—
Deferred financing costs, net	16,725	16,725	(16,725)	16,725

Total Assets	$700,337	$826,182	$(705,644)	$820,875

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$33,963	$33,963	$(33,963)	$33,963
Publishing rights payable	—	91	—	91
Accounts payable and accrued liabilities	1,000	15,644	—	16,644
Unearned revenue	—	36,799	—	36,799
Accrued interest payable	1,930	1,930	(1,930)	1,930
Due to affiliates	7,237	27	(7,237)	27
Intercompany payable	9,370	—	(9,370)	—

Total current liabilities	53,500	88,454	(52,500)	89,454
Deferred income taxes, net	—	92,511	(28,619)	63,892
Long-term debt, net of current portion	494,920	494,920	(494,920)	494,920
Other liabilities	—	20,692	—	20,692

Total Liabilities	548,420	696,577	(576,039)	668,958
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	250,203	193,445	(193,445)	250,203
Accumulated deficit	(98,288)	(63,840)	63,840	(98,288)

Total Stockholders’ Equity	151,917	129,605	(129,605)	151,917

Total Liabilities and Stockholders’ Equity	$700,337	$826,182	$(705,644)	$820,875

The Company’s condensed consolidating balance sheet as of December 31, 2008 is as follows (in thousands, except share data):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$16,888	$2,533	$—	$19,421
Accounts receivable, net	—	17,537	19,495	—	37,032
Due from affiliates	—	3,096	39,427	(31,162)	11,361
Intercompany receivable	—	13,615	—	(13,615)	—
Deferred directory costs	—	20,031	32,506	—	52,537
Deferred income taxes	1,009	184	—	4,325	5,518
Prepaid expenses and other current assets	40	266	531	(80)	757

Total current assets	1,049	71,617	94,492	(40,532)	126,626
Property and equipment, net	6,685	7,645	6,147	—	20,477
Assets held for sale	—	1,592	492	—	2,084
Equity investments	701,323	—	—	(701,323)	—
Intangible assets, net	—	312,539	74,707	—	387,246
Tradename intangible asset	—	—	37,900	—	37,900
Goodwill	—	234,329	44,761	—	279,090
Deferred income taxes	18,624	—	—	(18,624)	—
Deferred financing costs, net	17,645	17,645	17,645	(35,290)	17,645

Total Assets	$745,326	$645,367	$276,144	$(795,769)	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$29,950	$29,950	$29,950	$(59,900)	$29,950
Publishing rights payable	—	1,888	—	—	1,888
Accounts payable and accrued liabilities	3,550	8,601	18,546	—	30,697
Current deferred income taxes	—	—	65	(65)	—
Unearned revenue	—	8,289	28,560	—	36,849
Accrued interest payable	1,930	1,930	1,930	(3,860)	1,930
Due to affiliates	5,497	—	14,357	(12,459)	7,395
Intercompany payable	32,318	—	—	(32,318)	—

Total current liabilities	73,245	50,658	93,408	(108,602)	108,709
Deferred income taxes, net	—	111,449	1,530	(43,167)	69,812
Long-term debt, net of current portion	509,195	509,195	509,195	(1,018,390)	509,195
Other liabilities	—	10,868	—	9,598	20,466

Total Liabilities	582,440	682,170	604,133	(1,160,561)	708,182
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,903	38,207	(242,458)	204,251	249,903
Accumulated deficit	(87,019)	(75,010)	(85,531)	160,541	(87,019)

Total Stockholders’ Equity	162,886	(36,803)	(327,989)	364,792	162,886

Total Liabilities and Stockholders’ Equity	$745,326	$645,367	$276,144	$(795,769)	$871,068

The Company’s condensed consolidating statement of operations for the three months ended June 30, 2009 is as follows (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Revenue	$—	$144,993	$—	$144,993
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,021	—	22,021
Publishing rights	—	71,081	—	71,081
General and administrative expense	311	28,159	—	28,470
Depreciation and amortization	229	12,425	—	12,654

Total operating expenses	540	133,686	—	134,226

Operating income (loss)	(540)	11,307	—	10,767
Other (income) expenses:
Interest income	—	(3)	—	(3)
Interest expense	13,430	13,430	(13,430)	13,430
Other expense	35	104	(35)	104

Loss before income taxes	(14,005)	(2,224)	13,465	(2,764)
Income tax benefit	(4,494)	(763)	4,622	635

Net loss before equity in losses of consolidated subsidiaries	(9,511)	(1,461)	8,843	(2,129)
Equity in losses of consolidated subsidiaries	(1,461)	—	1,461	—

Net loss	$(10,972)	$(1,461)	$10,304	$(2,129)

The Company’s condensed consolidating statement of operations for the six months ended June 30, 2009 is as follows (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Revenue	$—	$290,061	$—	$290,061
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	51,061	—	51,061
Publishing rights	—	142,903	—	142,903
General and administrative expense	768	59,339	—	60,107
Depreciation and amortization	593	24,709	—	25,302

Total operating expenses	1,361	278,012	—	279,373

Operating income (loss)	(1,361)	12,049	—	10,688
Other (income) expenses:
Interest income	—	(12)	—	(12)
Interest expense	27,569	27,569	(27,569)	27,569
Other expense	83	320	(83)	320

Loss before income taxes	(29,013)	(15,828)	27,652	(17,189)
Income tax benefit	(9,993)	(5,450)	9,523	(5,920)

Net loss before equity in losses of consolidated subsidiaries	(19,020)	(10,378)	18,129	(11,269)
Equity in losses of consolidated subsidiaries	(10,378)	—	10,378	—

Net loss	$(29,398)	$(10,378)	$28,507	$(11,269)

The Company’s condensed consolidating statement of operations for the three months ended June 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$33,694	$91,041	$(1,890)	$122,845
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,858	24,109	—	46,967
Publishing rights	—	1,705	56,304	(1,890)	56,119
General and administrative expense	116	9,031	15,490	—	24,637
Consulting fees—affiliate	—	2,005	548	—	2,553
Depreciation and amortization	—	7,082	6,510	—	13,592

Total operating expenses	116	42,681	102,961	(1,890)	143,868

Operating loss	(116)	(8,987)	(11,920)	—	(21,023)
Other (income) expenses:
Interest income	—	(22)	—	—	(22)
Interest expense	14,253	14,240	12,457	(26,696)	14,254
Other (income) expense	27	80	(20)	(55)	32

Loss before income taxes	(14,396)	(23,285)	(24,357)	26,751	(35,287)
Income tax benefit	(5,348)	(3,312)	(4,605)	—	(13,265)

Net loss before equity in losses of consolidated subsidiaries	(9,048)	(19,973)	(19,752)	26,751	(22,022)
Equity in losses of consolidated subsidiaries	(12,974)	—	—	12,974	—

Net loss	$(22,022)	$(19,973)	$(19,752)	$39,725	$(22,022)

The Company’s condensed consolidating statement of operations for the six months ended June 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$65,217	$91,041	$(1,890)	$154,368
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	45,354	24,109	—	69,463
Publishing rights	—	4,017	56,304	(1,890)	58,431
General and administrative expense	231	18,676	15,490	—	34,397
Consulting fees—affiliate	—	4,005	548	—	4,553
Depreciation and amortization	—	14,075	6,510	—	20,585

Total operating expenses	231	86,127	102,961	(1,890)	187,429

Operating loss	(231)	(20,910)	(11,920)	—	(33,061)
Other (income) expenses:
Interest income	—	(58)	—	—	(58)
Interest expense	21,543	21,528	12,457	(33,984)	21,544
Other (income) expense	31	78	(20)	(58)	31

Loss before income taxes	(21,805)	(42,458)	(24,357)	34,042	(54,578)
Income tax benefit	(8,099)	(7,676)	(4,605)	—	(20,380)

Net loss before equity in losses of consolidated subsidiaries	(13,706)	(34,782)	(19,752)	34,042	(34,198)
Equity in losses of consolidated subsidiaries	(20,492)	—	—	20,492	—

Net loss	$(34,198)	$(34,782)	$(19,752)	$54,534	$(34,198)

The Company’s condensed consolidating statement of cash flows for the six months ended June 30, 2009 is as follows (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Operating Activities:
Net loss	$(29,398)	$(10,378)	$28,507	$(11,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	10,378	—	(10,378)	—
Depreciation and amortization expense	593	30,273	—	30,866
Deferred income taxes	(9,993)	(5,450)	9,523	(5,920)
Share-based compensation	—	300	—	300
Amortization of deferred financing costs	920	920	(920)	920
Accretion of discount on debt	1,875	1,875	(1,875)	1,875
Provision for doubtful accounts	—	9,438	—	9,438
Non-cash interest expense	—	24,857	(24,857)	—
Other	—	78	—	78
Changes in operating assets and liabilities:
Accounts receivable	—	(2,159)	—	(2,159)
Due from affiliates	1,008	(6,679)	—	(5,671)
Deferred directory costs	—	(6,158)	—	(6,158)
Prepaid expenses and other current assets	17	(66)	—	(49)
Publishing rights payable	—	(1,797)	—	(1,797)
Accounts payable and accrued liabilities	223	(10,284)	—	(10,061)
Accrued interest	—	—	—	—
Unearned revenue	—	(50)	—	(50)

Net cash provided by (used in) operating activities	(24,377)	24,720	—	343

Investing Activities:
Intercompany	30,594	(30,594)	—	—
Proceeds on sale of property and equipment	—	815	—	815
Acquisition of property and equipment	(6,217)	(1,961)	—	(8,178)

Net cash provided by (used in) investing activities	24,377	(31,740)	—	(7,363)

Financing Activities:
Distributions to Regatta	12,137	(12,137)	—	—
Repayments on revolving credit facility	(1,000)	—	—	(1,000)
Repayments on term loan	(11,137)	—	—	(11,137)

Net cash used in financing activities	—	(12,137)	—	(12,137)

Net decrease in cash and cash equivalents	—	(19,157)	—	(19,157)
Cash and cash equivalents, beginning of period	—	19,421	—	19,421

Cash and cash equivalents, end of period	$—	$264	$—	$264

The Company’s condensed consolidating statement of cash flows for the six months ended June 30, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated (Predecessor)
Operating Activities:
Net loss	$(34,198)	$(34,782)	$(19,752)	$54,534	$(34,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiary	20,492	—	—	(20,492)	—
Depreciation and amortization expense	—	49,865	29,071	—	78,936
Deferred income taxes	(8,099)	(7,676)	(4,605)	—	(20,380)
Amortization of deferred financing costs	2,085	2,469	2,218	(4,687)	2,085
Accretion of discount on debt	903	903	903	(1,806)	903
Provision for doubtful accounts	—	948	909	—	1,857
Non-cash interest expense	—	18,186	9,363	(27,549)	—
Other	(25)	54	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	—	(3,176)	(9,688)	—	(12,864)
Due (to) from affiliates	(54)	2,484	812	—	3,242
Deferred directory costs	—	(9,122)	(12,754)	—	(21,876)
Prepaid expenses and other current assets	(155)	46	(470)	—	(579)
Publishing rights payable	—	1,229	—	—	1,229
Accounts payable, accrued liabilities and other	212	(6,207)	12,682	—	6,687
Accrued interest payable	(258)	—	—	—	(258)
Unearned revenue	—	4,027	682	—	4,709

Net cash provided by (used in) operating activities	(19,097)	19,248	9,371	—	9,522

Investing Activities:
Acquisition of subsidiary, net of cash acquired	(239,703)	(348)	—	—	(240,051)
Intercompany	23,669	(16,565)	(7,104)	—	—
Acquisition of property and equipment	—	(1,108)	(532)	—	(1,640)

Net cash used in investing activities	(216,034)	(18,021)	(7,636)	—	(241,691)

Financing Activities:
Proceeds on revolving credit facility	20,000	—	—	—	20,000
Repayments on revolving credit facility	(8,500)	—	—	—	(8,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301.350
Repayments on term loan	(66,000)	—	—	—	(66,000)
Debt financing costs	(11,719)	—	—	—	(11,719)

Net cash provided by financing activities	235,131	—	—	—	235,131

Net increase in cash and cash equivalents	—	1,227	1,735	—	2,962
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$2,985	$1,735	$—	$4,720

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt obligations. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The fair value of the Company’s variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at the balance sheet date. At June 30, 2009 and December 31, 2008, the carrying values and fair values of the Company’s variable-rate and fixed-rate debt were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$292,783	$185,258	$302,045	$153,330
Senior secured revolving credit facility	25,600	14,720	26,600	12,735
11% Senior Subordinated Notes	210,500	55,783	210,500	61,045

	$528,883	$255,761	$539,145	$227,110

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Overview

We are a leading Yellow Pages and online local search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. Our principal operating subsidiary, The Berry Company LLC, or The Berry Company, is (based on the number of directories it publishes directly or under contract) the fifth largest Yellow Pages directory publisher in the United States, as measured by revenue. The Berry Company is the exclusive official publisher of Windstream-branded print and Internet directories in the Windstream Service Areas, or the local wireline markets of Windstream Corporation, or Windstream, as they existed on December 12, 2006. The Berry Company also provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of 134 local exchange carriers and other customers, or LECs, 29 of which use The Berry Company for the publication of their Internet Yellow Pages, or IYP, directories.

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

Our History

Split-Off From Windstream. On November 30, 2007, we were split off from Windstream to certain funds and individuals affiliated with Welsh, Carson, Anderson & Stowe, or WCAS, in a tax-free transaction, or the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc. Immediately following the Split-Off, our principal operating subsidiary was Local Insight Yellow Pages, Inc., or LIYP. In connection with the Split-Off, LIYP entered into several commercial agreements with Windstream to define its relationship with Windstream. In particular, LIYP entered into a 50-year publishing agreement pursuant to which Windstream granted LIYP an exclusive, royalty-free license to publish Windstream-branded directories in the Windstream Service Areas. LIYP also published print directories on behalf of LECs other than Windstream.

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

Merger of LIYP into The Berry Company. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company surviving the merger and succeeding to all of LIYP’s rights and obligations, including all of LIYP’s publishing agreements and other contracts.

Basis of Presentation

As a result of the acquisition of the Berry ILOB on April 23, 2008, our financial condition, results of operations and cash flows for the three and six months ended June 30, 2009 and 2008 are not comparable because the results of operations and cash flows for the period from January 1, 2008 to April 22, 2008 do not include the operations of the Berry ILOB.

We are managed as a single business unit and report as one reportable segment, and all operations occur in the United States.

General and Administrative Expense

In connection with the Split-Off, we entered into a transition services agreement with Windstream. Under that agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement terminated in May 2008. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were approximately $0.7 million and $2.0 million during the three and six months ended June 30, 2008, respectively.

Consulting Fees

In January 2007, WCAS and Local Insight Media, Inc., or LIMI (an affiliate of ours), entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of our subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the amounts payable thereunder. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. The Company incurred $2.6 million and $4.6 million in consulting fees under the consulting agreement during the three and six months ended June 30, 2008, respectively. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI agreed to suspend invoicing the Company for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three and six months ended June 30, 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing the Company for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the three and six months ended June 30, 2009, print revenue comprised approximately 91.8% and 92.0% of our revenue, respectively; during the three and six months ended June 30, 2008, print revenue comprised approximately 94.4% and 95.3% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our print revenue. For the three and six months ended June 30, 2009, approximately 89.2% and 89.1% of our print revenue was attributable to local advertisers, respectively, and approximately 10.8% and 10.9% of our print revenue was attributable to national advertiser, respectively. For the three and six months ended June 30, 2008, approximately 90.7% and 91.4% of our print revenue was attributable to local advertisers, respectively, and 9.3% and 8.6% of our print revenue was attributable to national advertisers, respectively.

We also generate revenue from our IYP business and other revenue from additional services provided to LECs. The other revenue is generally derived from directory enhancements that are billed back to our LEC customers and fees derived from other sources, such as the commissions earned by our certified marketing representatives. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

Growth in revenue can be affected by several factors, including changes in the number of advertising customers, changes in the pricing of advertising related to competitive, economic or other conditions, changes in the amount of advertising purchased per customer, changes in the size of the sales force and the introduction of additional products, which may generate incremental revenues. We anticipate our print revenue will decline in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect that these anticipated decreases in our print revenue will not be offset by increases in revenue from our IYP, digital and other non-print products and services. Accordingly, we expect our total revenue in 2009 will decline compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008).

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, general and administrative expense, affiliate consulting fees and depreciation and amortization.

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force; (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, and distribution; and (iii) certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. We defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three and six months ended June 30, 2009, cost of revenue represented 16.4% and 18.3% of total operating expenses, respectively, and 15.2% and 17.6% of revenue, respectively. For the three and six months ended June 30, 2008, cost of revenue represented 32.6% and 37.1% of total operating expenses, respectively, and 38.2% and 45% of revenue, respectively. The lower percentage of operating expenses and revenue represented by cost of revenue during the three and six months ended June 30, 2009 is due primarily to the diminishing impact of amortization expense related to favorable sales contract intangible assets during the periods.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their print directories and other commissions associated with the sale of IYP and digital products. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for the LECs. In the three and six months ended June 30, 2009, publishing rights expense represented 53.0% and 51.2% of total operating expenses, respectively, and 49.0% and 49.3% of revenue, respectively. For the three and six months ended June 30, 2008, publishing rights expense represented 39.0% and 31.2% of total operating expenses, respectively, and 45.7% and 37.9% of revenue, respectively. The higher percentage of operating expenses and revenue represented by publishing rights expense during the three and six months ended June 30, 2009 was due primarily to the impact of The Berry Company’s cost structure.

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. For the three and six months ended June 30, 2009, general and administrative expense represented 21.2% and 21.5% of all operating expenses, respectively, and 19.6% and 20.7% of revenue, respectively. For the three and six months ended June 30, 2008, general and administrative expense represented 17.1% and 18.4% of all operating expenses, respectively, and 20.1% and 22.3% of revenue, respectively. The decrease in general and administrative expense as a percentage of revenue is primarily due to certain cost reduction initiatives implemented during 2008 and 2009, as discussed in “Results of Operations” below.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we record amortization expense related to the identifiable intangible assets, which consist of publishing agreements with useful lives ranging from four to 50 years and customer relationships with useful lives of 20 years.

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving credit facility, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a senior secured credit facility, the proceeds of which were used in part to finance the Berry ILOB acquisition. The senior secured credit facility consists of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility.

As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we will now incur cash interest expense of approximately $51.0 million per year.

Income Tax Provision

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We filed stand-alone tax returns for the period from November 30, 2007 to December 31, 2007, the date of the Split-Off, and we will file stand-alone tax returns for the period from January 1, 2008 through June 20, 2008, the date of our combination with Local Insight Media Holdings, Inc., or Local Insight Media Holdings. Subsequent to that combination (as a result of which we became an indirect, wholly owned subsidiary of Local Insight Media Holdings), we will be included in Local Insight Media Holdings’ consolidated federal and state income tax returns. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB’s results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Our results of operations for the three months ended June 30, 2008 include the results of operations of the Berry ILOB for the period from date of acquisition (April 23, 2008) to June 30, 2008. Due to the acquisition of the Berry ILOB, there are material differences between the three month periods ended June 30, 2009 and 2008. The three month periods ended June 30, 2009 and 2008 are therefore not comparable.

The following table sets forth our operating results for the three months ended June 30, 2009 and 2008 (in thousands, except as to percentages):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Change	%
Revenue	$144,993	$122,845	$22,148	18.0%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	22,021	46,967	(24,946)	(53.1)%
Publishing rights	71,081	56,119	14,962	26.7%
General and administrative expense	28,470	24,637	3,833	15.6%
Consulting fees-affiliate	—	2,553	(2,553)	(100.0)%
Depreciation and amortization	12,654	13,592	(938)	(6.9)%

Total operating expenses	134,226	143,868	(9,642)	(6.7)%

Operating income (loss)	10,767	(21,023)	31,790	151.2%
Interest expense, net	13,427	14,232	(805)	(5.7)%
Other expense	104	32	72	225.0%

Loss before income taxes	(2,764)	(35,287)	(32,523)	(92.2)%
Income tax benefit	(635)	(13,265)	(12,630)	(95.2)%

Net loss	$(2,129)	$(22,022)	$(19,893)	(90.3)%

Revenue

Revenue of $145.0 million in the three months ended June 30, 2009 increased $22.1 million, or 18.0%, compared to revenue of $122.8 million in the same period of 2008. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB on April 23, 2008. Purchase accounting resulted in a reduction to revenue for the three months ended June 30, 2009 and 2008 of approximately $0.6 million and $4.1 million, respectively. These reductions related primarily to deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method.

We anticipate our print revenue will decline in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) due to the effects of the continued economic downturn, the declining use of print Yellow Pages and other factors. We expect that these anticipated decreases in our print revenue will not be offset by increases in revenue from our IYP, digital and other non-print products and services. Accordingly, we expect our total revenue in 2009 will decline compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008).

Cost of Revenue

Cost of revenue in the three months ended June 30, 2009 decreased $24.9 million, or 53.1%, compared to the same period in 2008. This decrease related primarily to the net margin impact of $19.3 million associated with the amortization of favorable sales contracts during the three months ended June 30, 2008 compared to no impact in the same period in 2009 as such assets were fully amortized as of March 31, 2009; a $3.3 million decrease in certain other amortization of directories in-process margin established by the application of purchase accounting for LIYP and the Berry ILOB; realization of certain lower printing and production costs associated with the Synergy Plan and other cost reduction initiatives (as discussed below); and the impact of extending the publication lives (or “long-lifing”) certain directories. The decrease in cost of revenue was partially offset by increased costs associated with the Company’s ownership of the Berry ILOB for the full three months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding three month period in the prior year.

Over the past 15 months, we have implemented a number of initiatives to reduce cost of revenue. In connection with the acquisition of the Berry ILOB, we developed and implemented an integration and synergy plan, or the Synergy Plan, that included two reductions in force in 2008. Those reductions in force resulted in the termination of an aggregate of approximately 161 individuals. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to a third party vendor, Macmillan India Ltd., or Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan. As part of our on-going cost control efforts, we initiated an additional reduction in force in April 2009, which was not part of the Synergy Plan and which resulted in the termination of an aggregate of approximately 78 individuals. We continue to actively assess and pursue opportunities to identify opportunities to reduce cost of revenue through measures such as outsourcing, Lean process engineering and other cost-cutting measures. We expect these activities to result in significant reductions in cost of revenue in 2009 and the future.

Publishing Rights

Publishing rights expense in the three months ended June 30, 2009 of $71.1 million increased $15.0 million, or 26.7%, compared to $56.1 million in the same period in 2008. The increase is primarily attributable to incremental costs associated with the Company’s ownership of the Berry ILOB for the full three months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding three month period in the prior year.

General and Administrative Expense

General and administrative expense of $28.5 million in the three months ended June 30, 2009 increased $3.8 million, or 15.6%, compared to $24.6 million in the same period in 2008. The increase was primarily due to incremental costs associated with the Company’s ownership of the Berry ILOB for the full three months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding three month period in the prior year, including an approximately $3.0 million increase in bad debt expense, primarily resulting from the economic recession (during the three months ended June 30, 2009, bad debt expense represented approximately 3.3% of revenue); higher severance costs incurred in 2009; and non-cash, stock-based compensation expense in 2009 not incurred in 2008. Offsetting these increases were benefits achieved in the three months ended June 30, 2009 from our Synergy Plan and other cost reduction initiatives (as discussed below).

As discussed above under “Cost of Revenue,” over the past 15 months, we have implemented a number of initiatives to reduce general and administrative expenses. In connection with the Synergy Plan we closed one facility in Birmingham, Alabama and consolidated two sales offices in Lincoln, Nebraska. During 2009, we have consolidated a facility in Macedonia, Ohio into our main office in Hudson, Ohio and expect to close a facility in Erie, Pennsylvania. We continue to actively assess and pursue opportunities to identify opportunities to reduce general and administrative cost through measures such as redundancy and overlap analyses and other cost-cutting measures. We expect these activities to result in significant reductions in general and administrative cost in 2009.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Consulting Fees — Affiliate

Consulting fees of $2.6 million were incurred during the three months ended June 30, 2008 under the consulting agreement between the Company and LIMI. Effective as of January 1, 2009, LIMI suspended invoicing under the consulting agreement. Accordingly, no consulting fees were recorded in the three months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization of $12.7 million for the three months ended June 30, 2009 decreased $0.9 million, or 6.9%, compared to the same period in 2008. The decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships, and was partially offset by higher depreciation expense recognized during the three months ended June 30, 2009 related to assets acquired in the Berry ILOB acquisition, compared to the Company’s ownership of the Berry ILOB only from date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding three month period in the prior year.

Interest Expense

Interest expense of $13.4 million in the three months ended June 30, 2009 decreased $0.8 million, or 5.7%, from $14.2 million in the same period in 2008. This decrease was primarily due to lower principal outstanding and lower amortization expense associated with deferred financing costs in 2009.

Income Taxes

The income tax benefit in the three months ended June 30, 2009 and 2008 is consistent with our loss before income taxes in each of those periods. The tax rate for three months ended June 30, 2009 was 23.0%.

Net Loss

Net loss of $2.1 million in the three months ended June 30, 2009 decreased $19.9 million compared to net loss of $22.0 million in the same period in 2008. The decrease was primarily due to the after-tax effects of the items described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Our results of operations for the six months ended June 30, 2008 include the results of operations of the Berry ILOB for the period from date of acquisition (April 23, 2008) to June 30, 2008. Due to the acquisition of the Berry ILOB, there are material differences between the six month periods ended June 30, 2009 and 2008. The six month periods ended June 30, 2009 and 2008 are therefore not comparable.

The following table sets forth our operating results for the six months ended June 30, 2009 and 2008 (in thousands, except as to percentages):

	Six months ended June 30, 2009	Six months ended June 30, 2008	Change	%
Revenue	$290,061	$154,368	$135,693	87.9%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	51,061	69,463	(18,402)	(26.5)%
Publishing rights	142,903	58,431	84,472	144.6%
General and administrative expense	60,107	34,397	25,710	74.7%
Consulting fees-affiliate	—	4,553	(4,553)	(100.0)%
Depreciation and amortization	25,302	20,585	4,717	22.9%

Total operating expenses	279,373	187,429	91,944	49.1%

Operating income (loss)	10,688	(33,061)	43,749	132.3%
Interest expense, net	27,557	21,486	6,071	28.3%
Other expense	320	31	289	932.3%

Loss before income taxes	(17,189)	(54,578)	(37,389)	(68.5)%
Income tax benefit	(5,920)	(20,380)	(14,460)	(71.0)%

Net loss	$(11,269)	$(34,198)	$(22,929)	(67.0)%

Revenue

Revenue of $290.1 million in the six months ended June 30, 2009 increased $135.7 million, or 87.9%, compared to revenue of $154.4 million in the same period of 2008. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB on April 23, 2008. Purchase accounting resulted in a reduction to revenue for the six months ended June 30, 2009 and 2008 of approximately $1.6 million and $6.9 million, respectively. These reductions related primarily to deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method.

We anticipate our print revenue will decline in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) due to the effects of the continued economic downturn, the declining use of print Yellow Pages and other factors. We expect that these anticipated decreases in our print revenue will not be offset by increases in revenue from our IYP, digital and other non-print products and services. Accordingly, we expect our total revenue in 2009 will decline compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008).

Cost of Revenue

Cost of revenue in the six months ended June 30, 2009 decreased $18.4 million, or 26.5%, compared to the same period in 2008. This decrease related primarily to the net margin impact of $31.4 million associated with the amortization of favorable sales contracts during the six months ended June 30, 2008 compared to $1.0 million impact in the same period in 2009 (such assets were fully amortized as of March 31, 2009); a $3.7 million decrease in certain other amortization of directories in-process margin established in purchase accounting for LIYP and the Berry ILOB; realization of certain lower printing and production costs associated with the Synergy Plan and other cost reduction initiatives (as discussed below); and the impact of long-lifing certain directories. The decrease in cost of revenue was partially offset by increased costs associated with the Company’s ownership of the Berry ILOB for the full six months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding six month period in the prior year.

Over the past 15 months, we have implemented a number of initiatives to reduce cost of revenue. In connection with the acquisition of the Berry ILOB, we developed and implemented the Synergy Plan, which included two reductions in force in 2008. Those reductions in force resulted in the termination of an aggregate of approximately 161 individuals. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan. As part of our on-going cost control efforts, we initiated an additional reduction in force in April 2009, which was not part of the Synergy Plan and which resulted in the termination of an aggregate of approximately 78 individuals. We continue to actively assess and pursue opportunities to identify opportunities to reduce cost of revenue through measures such as outsourcing, Lean process engineering and other cost-cutting measures. We expect these activities to result in significant reductions in cost of revenue in 2009 and the future.

Publishing Rights

Publishing rights expense in the six months ended June 30, 2009 of $142.9 million increased $84.5 million, or 144.6%, compared to $58.4 million in the same period in 2008. The increase is primarily attributable to incremental costs associated with Company’s ownership of the Berry ILOB for the full six months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding six month period in the prior year.

General and Administrative Expense

General and administrative expense of $60.1 million in the six months ended June 30, 2009 increased $25.7 million, or 74.7%, compared to $34.4 million in the same period in 2008. The increase was primarily due to incremental costs associated with the Company’s ownership of the Berry ILOB for the full six months ended June 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding six month period in the prior year, including an approximately $7.6 million increase in bad debt expense, such increase was also affected by the economic recession (during the six months ended June 30, 2009, bad debt expense represented approximately 3.2% of revenue); non-cash, severance costs incurred in 2009; and stock-based compensation expense in 2009 not incurred in 2008. Offsetting these increases were benefits achieved in the six months ended June 30, 2009 from our Synergy Plan and other cost reduction initiatives (as discussed below).

As discussed above under “Cost of Revenue,” over the past 15 months, we have implemented a number of initiatives to reduce general and administrative expenses. In connection with the Synergy Plan we closed one facility in Birmingham, Alabama and consolidated two sales offices in Lincoln, Nebraska. During 2009, we have consolidated a facility in Macedonia, Ohio into our main office in Hudson, Ohio and expect to close a facility in Erie, Pennsylvania. We continue to actively assess and pursue opportunities to identify opportunities to reduce general and administrative cost through measures such as redundancy and overlap analyses and other cost-cutting measures. We expect these activities to result in significant reductions in general and administrative cost in 2009.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Consulting Fees — Affiliate

Consulting fees of $4.6 million were incurred during the six months ended June 30, 2008 under the consulting agreement between the Company and LIMI. Effective as of January 1, 2009, LIMI suspended invoicing under the consulting agreement. Accordingly, no consulting fees were recorded in the six months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization of $25.3 million for the six months ended June 30, 2009 increased $4.7 million, or 22.9%, compared to the same period in 2008. The increase was primarily due to higher depreciation expense recognized during the six months ended June 30, 2009 related to assets acquired in the Berry ILOB acquisition, compared to the Company’s ownership of the Berry ILOB only from date of acquisition (April 23, 2008) to June 30, 2008 during the corresponding six month period in the prior year. This increase was partially offset by the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $27.6 million in the six months ended June 30, 2009 increased $6.1 million, or 28.3%, from $21.5 million in the same period in 2008. This increase was primarily due to higher weighted-average debt outstanding during the six months ended June 30, 2009 compared to the same period in 2008. The Company incurred higher amortization of deferred financing costs and accretion of debt discount during the six months ended June 30, 2009 compared to the same period in 2008. This increase is primarily attributable to the debt issued in connection with the Berry ILOB acquisition.

Income Taxes

The income tax benefit in the six months ended June 30, 2009 and 2008 is consistent with our loss before income taxes in each of those periods. The tax rate for the six months ended June 30, 2009 was 34.4%.

Net Loss

Net loss of $11.3 million in the six months ended June 30, 2009 decreased $22.9 million compared to net loss of $34.2 million in the same period in 2008. The decrease was primarily due to the after-tax effects of the items described above.

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

In addition, we funded the costs associated with the Split-Off with credit facilities and senior subordinated notes and our acquisition of the Berry ILOB with credit facilities, as described under the captions “— Prior Credit Facilities,” “— The Exchange Notes” and “— Senior Secured Credit Facilities” below. We have significant debt service obligations under our credit facilities and under our senior subordinated notes. In addition, we will continue to incur capital costs associated with developing and implementing our own support functions that Windstream and L.M. Berry previously provided. In the past, our cash flow from operations, available cash and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, that does not mean that this will remain the case in the future. In addition, because of restrictions in our senior secured credit facility and the indenture governing the terms of our 11% Series B Senior Subordinated Notes due 2017, or the Exchange Notes, we are restricted in our ability to dispose of material assets and other operations and use the proceeds of such dispositions to meet our liquidity needs. At June 30, 2009, we had approximately $4.4 million available borrowing capacity under our senior secured revolving credit facility. Subsequent to June 30, 2009, we repaid an additional $6.0 million on the revolver, leaving approximately $10.4 million of available borrowing capacity. However, $3.4 million of this available borrowing capacity represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured credit facilities. Woodlands Commercial Bank, whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy. We therefore believe that this amount will remain unavailable to us under our senior secured revolving credit facility.

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

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense, including bad debt expense arising in connection with our billing and collection agreements with Windstream and most of our other LEC customers (pursuant to which agreements the LEC generally provides billing and collection services for those of its own telephone customers who buy advertising from us).

The following table sets forth a summary of cash flows for the Company for the six months ended June 30, 2009 and 2008 (in millions):

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flow from operating activities	$0.3	$9.5
Cash flow from investing activities	(7.4)	(241.6)
Cash flow from financing activities	(12.1)	235.1

Change in cash and cash equivalents	$(19.2)	$3.0

During the six months ended June 30, 2009, cash from operating activities decreased $9.2 million compared to the same period in 2008. The decrease is primarily a function of an increase in our bad debt and days-sales-outstanding; a decrease in accounts payable and accrued liabilities associated with benefits of the implementation of the Synergy Plan being realized; the timing of the distribution of certain directories whose publication lives were extended in 2009 compared to 2008; and certain normal fluctuations in our other working capital accounts.

During the six months ended June 30, 2009, cash used in investing activities decreased $234.2 million compared to the same period in 2008. This decrease is primarily related to acquisition of the Berry ILOB in the prior year period. Capital expenditures increased $6.5 million during the six months ended June 30, 2009. This increase included $6.2 million in expenditures incurred in connection with our ongoing migration from our legacy process management and production system to a software platform supplied by 3L Media AB. This increase was partially offset by net proceeds of $0.8 million relating to the sale of certain fixed assets during the six months ended June 30, 2009.

During the six months ended June 30, 2009, cash used in financing activities included a $0.8 million scheduled principal repayment on our term debt, a $1.0 million payment on our revolving credit facility, and a $10.3 million excess cash flow payment made in accordance with the terms of our senior secured credit facilities. Cash provided by financing activities during the six months ended June 30, 2008 related primarily to financing activities associated with the acquisition of the Berry ILOB.

Prior Credit Facilities

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving line of credit, and issued $210.5 million in senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through our current credit facility, which was used in part to finance the Berry ILOB acquisition. See the section below entitled “— Senior Secured Credit Facilities” for a description of our credit facility.

The Exchange Notes

We issued $210.5 million of 11% Series A Senior Subordinated Notes due 2017, or the Notes, in connection with the Split-Off. In November 2008, we consummated an offer to exchange all the Notes for an equal principal amount of Exchange Notes. The terms of the Exchange Notes are identical in all material respects to the Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008.

The Exchange Notes are unsecured and subordinated in right of payment to all existing and future secured indebtedness the Company and its subsidiaries, including to our current senior secured credit facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Exchange Notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under the current senior secured credit facility.

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

If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in the indenture governing the Regatta exchange notes. Noncompliance with the covenants in the indenture governing the Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Exchange Notes. Upon an event of default under the indenture governing the Exchange Notes, all the Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations.

Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into senior secured credit facilities provided by JPMorgan Chase Bank, N.A. The senior secured credit facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The senior secured credit facilities provide for a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit. We borrowed the entire $335.0 million term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition. On September 30, 2008, $13.6 million was drawn under the revolver to ensure we have access to the funds given the uncertain condition of the financial markets; we repaid $1.0 million on the revolver in June 2009 and subsequent to June 30, 2009 we repaid an additional $6.0 million on the revolver. As of the date of this report, approximately $10.4 million is available for borrowing under the revolving credit facility and may be used for working capital and general corporate purposes. However, $3.4 million of this amount represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured revolving credit facility. Woodlands Commercial Bank, whose parent has filed for bankruptcy protection, failed to fund this amount when we submitted a borrowing request following the bankruptcy on September 30, 2008. We therefore believe this amount will be unavailable under our senior secured revolving credit facility. The term loan facility is scheduled to mature on April 23, 2015 and the revolving credit facility is scheduled to mature on April 23, 2014.

In general, borrowings under the credit facilities bear interest, at our option, at either the LIBOR rate or a base rate, in each case plus an applicable margin. The LIBOR loans and base rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the rate under the revolving credit facility are LIBOR plus 4% or base rate plus 3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of 0.5% per annum (adjusted periodically based on our consolidated leverage ratio). We can prepay all or any portion of the outstanding borrowings under the credit facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Payments of principal under the credit facilities are generally due quarterly. The credit facility also requires us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt.

Subject to certain exceptions, our obligations under the credit facilities are unconditionally and irrevocably guaranteed by existing and future domestic subsidiaries and are secured by first priority security interests in, and mortgages on, substantially all the assets of our company and each subsidiary guarantor, including a first priority pledge of all the equity interests held by us and each domestic subsidiary guarantor and 65% of the equity interests of any subsidiary guarantor that is a direct first tier foreign entity.

The credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the credit facilities require compliance with financial and operating covenants, including a minimum Consolidated Interest Coverage ratio of 1.60 to 1, a maximum Consolidated Leverage ratio of 6.50 to 1 and a maximum Consolidated Senior Secured Debt ratio of 4.25 to 1. As defined in the agreement, at June 30, 2009 we had a Consolidated Interest Coverage ratio of 1.91 to 1, a Consolidated Leverage Ratio of 5.77 to 1 and a Consolidated Senior Secured Debt ratio of 3.59 to 1. For the period July 1, 2009 through June 30, 2010, the minimum Consolidated Interest Coverage ratio is 1.75 to 1, the maximum Consolidated Leverage ratio is 6.00 to 1 and the maximum Consolidated Senior Secured Debt ratio is 3.75 to 1.

If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in our credit facilities. Noncompliance with the covenants in our credit facilities constitutes an event of default if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to make additional borrowings under our revolving credit facility.

Our credit facilities and the indenture governing the Exchange Notes contain cross-default provisions pursuant to which certain defaults in respect of our other indebtedness will constitute an “event of default” under our credit facilities and the indenture governing the Exchange Notes.

Given the current economic downturn, there is an increased risk regarding our ability to maintain compliance with our debt covenants through 2009. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders and we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

        For a summary of our contractual obligations and commitments as of December 31, 2008, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our contractual obligations during the six months ended June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of generally accepted accounting principles in the United States of America, or GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have any impact on our condensed consolidated financial statements. However, because the Codification will change the basis for reference to authoritative GAAP guidance, upon effectiveness, the Company’s footnote disclosures that reference such guidance will change to reflect appropriate references to the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard has had no impact on our condensed consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard. The Company has evaluated subsequent events through August 11, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. Following its adoption FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009.

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

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have an impact on our condensed consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 30, 2008. The adoption of SFAS 161 did not have an impact on our condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have an impact on our consolidated financial statements.

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

Our borrowings under our current senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under our senior secured credit facilities bear interest, at our option, at either the LIBOR rate or Base Rate, in each case plus an applicable margin. The LIBOR loans and Base Rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the rate under the revolving credit facility is LIBOR plus 4% or Base Rate plus 3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The effective interest rate for our variable rate debt outstanding for the six months ended June 30, 2009 was approximately 7.75%. Our indebtedness under the Exchange Notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the six months ended June 30, 2009. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the notes and the senior secured credit facilities would change annual interest expense and net income by approximately $0.4 million and $0.3 million, respectively. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates, but are required under our existing senior secured credit facility to enter into such hedging arrangements in the future.

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

Based on management’s evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. However, we will continue to evaluate and enhance the effectiveness of our disclosure controls and procedures as part of our continuing efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2009.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2009, the Company has continued to improve its internal control over financial reporting. These improvements are primarily associated with closing procedures and monitoring of existing control processes and procedures. These changes have resulted from the Company’s continued efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2009. There have been no additional changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risk factors set forth below update those set forth in our Form 10-K for the year ended December 31, 2008. You should carefully consider the risks described below before investing in our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could substantially decline.

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

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc., or HT, in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to The Berry Company. If a bankruptcy case were to be commenced by or against any of these LECs, it is possible that all or part of the publishing or other agreements with that LEC could be considered executory contract and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to The Berry Company under its directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

On December 1, 2008 Hawaiian Telcom Communications, Inc., or HTCI, its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT, or collectively, the HT Debtors, filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The HT Debtors have continued to operate their businesses and manage their properties as debtors in possession. HTCI has stated that the HT Debtors will seek to continue operations without disruption to customers, employees and other critical constituents.

The HT Debtors’ bankruptcy cases could result in the loss by HYP Media of its rights under its publishing or other agreements with HT, which could lead to a decrease or cessation of payments to The Berry Company under its directory services agreement with HYP Media. In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due HYP Media in December, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT resumed making payments to HYP Media under the billing and collection services agreement starting with the payments due in January 2009. In May 2009, HYP Media exercised its right to extend the term of the billing and collection services agreement to May 31, 2010. However, HT may stop making such payments at any time. In addition, HT’s secured creditors may effectively preclude HT from making these payments by controlling HT’s budget and expenditures. Further, recent economic conditions and the HT Debtors’ bankruptcy cases have caused us to experience increased collection costs and bad debt expense.

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

The HT Debtors have filed a proposed disclosure statement and plan of reorganization under which their senior secured debt would be restructured, the senior secured debt holders would hold a majority of the equity in the reorganized HT Debtors, and unsecured creditors would receive a projected 1% to 3% of the reorganized company’s equity. The HT Debtors have the exclusive right to pursue confirmation of their plan through August 31, 2009. It is not clear, at this time, whether another plan proponent or purchaser for the assets of the HT Debtors will come forward.

The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

The continued economic downturn is adversely affecting our business and operating results and causing us to experience declining revenue and to incur increasing bad debt expense.

The economic recession that began in 2008 has continued and deepened in 2009. As the global financial crisis has broadened and intensified, a severe and prolonged recession has taken hold. Business activity across a wide range of industries and regions is substantially reduced, and many companies, including SMEs, are in serious financial difficulty due to the lack of consumer spending, reduced access to credit, cash flow shortages, deterioration of their businesses and lack of liquidity in the capital markets. Moreover, the economic downturn has led to substantially reduced consumer and business spending, which may accelerate in the foreseeable future.

We derive substantially all our revenue from the sale of advertising in directories. Expenditures by advertising customers are sensitive to economic conditions and in the past have declined in a recession or other period of uncertainty. As a result of recent economic conditions, we are experiencing declining revenue and increasing collection costs and bad debt expense, including bad debt expense arising in connection with our billing and collection agreements with Windstream and most of our other LEC customers (pursuant to which agreements the LEC generally provides billing and collection services for those of its own telephone customers who buy advertising from us).

A continuation or worsening of the current economic conditions is likely to lead to reduced demand for our products and cause our advertisers to reduce, delay or cancel their advertising with us. This in turn would result in lower revenue. The current economic conditions are also expected to result in continued difficulty in collecting accounts receivable due to financial difficulty among advertisers, as well as a further increase in our collection costs and bad debt expense. Challenging economic and market conditions may also result in:

•	increased price competition, which may adversely affect our revenue and gross margins;

•	the bankruptcy or insolvency of our LEC and other customers, advertisers and/or suppliers; and

•	difficulty in forecasting, budgeting and planning due to limited visibility into economic conditions and the spending plans of our advertising customers.

A prolonged national or regional economic recession, or other events that have produced or could produce major changes in shopping and spending patterns, such as the housing market crisis, the credit crisis or a terrorist attack, would have a material adverse effect on our business, results of operations and financial condition.

We require a significant amount of cash to service our indebtedness. We may not be able to repay our indebtedness and we face the risk of breaching the financial covenants contained in our credit facilities and the indenture governing the Regatta exchange notes.

Our ability to make payments on and to refinance our indebtedness, including the Regatta exchange notes, and to fund capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash. This, to a certain extent, is subject to prevailing economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, as mentioned above, our total revenue is expected to decline in 2009 compared to 2008. Our total revenue may continue to decline beyond 2009.

In the past, our cash flow from operations, available cash and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, that does not mean that this will remain the case in the future. If our business does not generate sufficient cash flows from operations, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay the principal, premium, if any, and interest on our indebtedness, including our credit facilities and Regatta exchange notes, or to fund our other liquidity needs.

In addition, our credit facilities and the indenture governing the Regatta exchange notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants. Given the current economic downturn, there is an increased risk regarding our ability to maintain compliance with these debt covenants through 2009. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our revolving credit facility. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Regatta exchange notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders and we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

We may need to refinance all or a portion of our indebtedness, including our credit facilities and the Regatta exchange notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facilities or the Regatta exchange notes, on commercially reasonable terms or at all.

In the absence sufficient cash flow from operations, available cash, available borrowings under our credit facilities or a refinancing of our indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the Exchange Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: August 12, 2009	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	President (Principal Executive Officer)

Date: August 12, 2009	By:	/s/ James Stirbis
	Name:	James Stirbis
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002