Form 10-Q
period 2009-09-30
Local Insight Regatta Holdings, Inc.
filed 2009-11-12
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2009, 195,744.22 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,144	$19,421
Accounts receivable, net	25,645	37,032
Due from affiliates	8,706	11,361
Deferred directory costs	54,552	52,537
Deferred income taxes	5,518	5,518
Prepaid expenses and other current assets	877	757

Total current assets	98,442	126,626
Property and equipment, net	23,920	20,477
Assets held for sale	920	2,084
Intangible assets, net	350,846	387,246
Tradename intangible asset	37,900	37,900
Goodwill	279,090	279,090
Deferred financing costs and other, net	16,242	17,645

Total Assets	$807,360	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$32,965	$29,950
Publishing rights payable	60	1,888
Accounts payable and accrued liabilities	16,237	30,697
Unearned revenue	32,859	36,849
Accrued interest payable	7,733	1,930
Due to affiliates	—	7,395

Total current liabilities	89,854	108,709
Deferred income taxes	63,558	69,812
Long-term debt, net of current portion	482,374	509,195
Other long-term liabilities	20,718	20,466

Total Liabilities	656,504	708,182
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	250,290	249,903
Accumulated deficit	(99,436)	(87,019)

Total Stockholders’ Equity	150,856	162,886

Total Liabilities and Stockholders’ Equity	$807,360	$871,068

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended		Nine-Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue (inclusive of approximately $46.9 million and $50.1 million in related party revenue for the three months ended September 30, 2009 and 2008, respectively, and $144.2 million and $87.3 million for the nine months ended September 30, 2009 and 2008, respectively)	$144,187	$135,951	$434,248	$290,319
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	23,744	32,505	74,805	101,968
Publishing rights (inclusive of approximately $30.8 million and $33.8 million in related party publishing rights for the three months ended September 30, 2009 and 2008, respectively, and $96.0 million and $59.3 million for the nine months ended September 30, 2009 and 2008, respectively)	70,813	73,263	213,716	131,694
General and administrative expense	24,666	31,529	84,773	65,926
Consulting fees—affiliate	—	2,720	—	7,273
Depreciation and amortization	12,702	15,793	38,004	36,378

Total operating expenses	131,925	155,810	411,298	343,239

Operating income (loss)	12,262	(19,859)	22,950	(52,920)
Other (income) expenses:
Interest income	(4)	(62)	(16)	(167)
Interest expense	13,608	14,737	41,177	36,281
Other expense	140	124	460	202

Loss before income taxes	(1,482)	(34,658)	(18,671)	(89,236)
Income tax benefit	(334)	(12,840)	(6,254)	(33,220)

Net loss	$(1,148)	$(21,818)	$(12,417)	$(56,016)

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Nine-Months Ended
	September 30, 2009	September 30, 2008
Operating Activities:
Net loss	$(12,417)	$(56,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	43,762	113,003
Deferred income taxes	(6,254)	(40,838)
Change in uncertain tax positions	—	7,411
Share-based compensation	387	981
Amortization of deferred financing costs	1,423	1,280
Accretion of discount on debt	2,931	2,115
Loss on extinguishment of debt	—	1,481
Provision for doubtful accounts	16,484	6,745
Other	358	98
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(5,096)	(10,104)
Due (to) from affiliates	(4,740)	448
Deferred directory costs	(5,012)	(26,131)
Prepaid expenses and other current assets	(141)	(1,292)
Publishing rights payable	(1,828)	1,014
Accounts payable, accrued liabilities and other	(11,194)	3,402
Accrued interest payable	5,803	5,633
Unearned revenue	(3,990)	18,364

Net cash provided by operating activities	20,476	27,594

Investing Activities:
Acquisition of subsidiary, net of cash acquired	—	(241,970)
Proceeds on sale of property and equipment, net	806	—
Acquisition of property and equipment	(10,822)	(2,515)

Net cash used in investing activities	(10,016)	(244,485)

Financing Activities:
Proceeds from revolving credit facility	—	33,600
Repayments on revolving credit facility	(15,600)	(15,500)
Proceeds from issuance of term loan	—	301,350
Repayments on term loan	(11,137)	(66,838)
Debt financing costs	—	(12,392)

Net cash provided by (used in) financing activities	(26,737)	240,220

Net increase (decrease) in cash and cash equivalents	(16,277)	23,329
Cash and cash equivalents, beginning of period	19,421	1,758

Cash and cash equivalents, end of period	$3,144	$25,087

Supplemental schedule of investing activities:
Fair value of assets acquired	$—	$247,788
Cash paid for the Berry ILOB	—	241,883

Fair value of liabilities assumed	$—	$5,905

Supplemental cash flow information:
Cash paid for interest	$30,993	$25,682

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta”) (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a leading Yellow Pages and online search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages (“IYP”) as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. The Company’s principal operating subsidiary is The Berry Company LLC (“The Berry Company”), which, based on the number of directories it publishes directly or under contract, is the fifth largest Yellow Pages directory publisher in the United States, as measured by revenue. The Berry Company is the exclusive official publisher of Windstream-branded print and Internet directories in the local wireline markets of Windstream Corporation (“Windstream”), as they existed on December 12, 2006. The Berry Company, which acquired substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) on April 23, 2008, also provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of local exchange carriers (“LECs”) and other customers, certain of which use The Berry Company for the publication of their IYP directories. Prior to June 30, 2009, we operated through two operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company being the surviving company in the merger.

The Company, which is an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”), is managed as a single business unit and reports as one reportable segment. All operations occur in the United States.

Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The 2009 periods reflect the Company’s ownership of the Berry ILOB for the full three and nine months ended September 30, 2009, compared to its ownership of the Berry ILOB only for the three months ended September 30, 2008, and the period from the date of acquisition (April 23, 2008) to September 30, 2008.

The Company consolidates all entities it controls by ownership of a majority voting interest. All intercompany accounts and significant transactions are eliminated from the financial results.

Earnings per share data has not been presented because the Company has not issued publicly held common stock, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The guidance of SFAS 128 is contained within Accounting Standards Codification (“ASC”) 260, Earnings Per Share.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not have any impact on our condensed consolidated financial statements. However, because the Codification changed the basis for reference to authoritative GAAP guidance, upon effectiveness, the Company’s recent accounting standards and pronouncements and footnote disclosures that reference such guidance have been changed to reflect appropriate references to the Codification where applicable.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of ASC 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is in the process of assessing the impact this standard will have on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). The guidance of SFAS 165 is contained within ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard has had no impact on our condensed consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS 107”), adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. Following its adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009 (see Note 11). The guidance of FSP FAS 107-1/APB 28-1 and SFAS 107 is contained within ASC 825, Financial Instruments (“ASC 825”).

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have an impact on our condensed consolidated financial statements. The guidance of FSP 141(R)-1 and SFAS 141(R) is contained within ASC 805, Business Combinations.

In September 2008, the FASB issued FSP No. FAS 133-1, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The adoption of FSP FAS 133-1 did not have an impact on our condensed consolidated financial statements. The guidance of FSP 133-1 and SFAS 133 is contained within ASC 815, Derivatives and Hedging (“ASC 815”) and the guidance of FIN 45 is contained within ASC 840-10-25-34, Indemnifications.

         In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements. The guidance of FSP FAS 142-3 and SFAS 142 is contained within ASC 350, Intangibles – Goodwill and Other.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In March 2008, the FASB issued SFAS 161. SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for financial statements issued for fiscal years beginning after November 30, 2008. The adoption of SFAS 161 did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 161 is contained within ASC 815.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The guidance clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

For calendar year companies, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not have any significant financial assets or liabilities measured at fair value on a recurring basis; consequently, adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements. The adoption of SFAS 157, insofar as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in our consolidated financial statements on a recurring basis, did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 157 is contained within ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have an impact on our consolidated financial statements. The guidance of FSP 157-4 is contained within ASC 820.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. SFAS 160 did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 160 is contained within ASC 810, Consolidation.

In November 2007, the Emerging Issues Task Force (the “EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 was effective for interim or annual reporting periods beginning after December 15, 2008. The adoption of EITF 07-1 did not have an impact on our condensed consolidated financial statements. The guidance of EITF 07-1 is contained within ASC 808, Collaborative Arrangements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the provisions of SFAS 159. The guidance of SFAS 159 is contained within ASC 470, Debt.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Included in current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Synergy Plan”) anticipated at the time of the Berry ILOB acquisition. Impacted employees under the Synergy Plan were notified in 2008 and substantially all termination costs included in the assumed liabilities of approximately $0.4 million were paid in 2008. Under the Synergy Plan, the Company ceased use of one of its facilities in September 2008; accordingly, approximately $0.1 million in lease costs after the cessation date, net of expected sub-lease income, were accrued in the assumed liabilities. At September 30, 2009, an insignificant amount of such costs remain recorded in accrued liabilities.

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the assembled workforce acquired and the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $94.8 million and favorable sales contracts valued at $39.3 million. In accordance with SFAS 142, the fair values of these identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 5 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset as in the fourth quarter of 2008 the Company began using the name “The Berry Company,” which has been in existence for over 90 years, as its branding for the operations of its subsidiaries. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of the Company’s costs, plus a reasonable margin on post-acquisition costs to fulfill its obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Purchase accounting for the Berry ILOB acquisition was completed as of December 31, 2008.

The following unaudited condensed pro forma financial information has been prepared in accordance with SFAS 141 for the nine months ended September 30, 2008 and assumes the Berry ILOB acquisition and related financings had occurred on January 1, 2008. The unaudited condensed pro forma financial information does not purport to represent what the Company’s results of operations would actually have been if this transaction had in fact occurred on January 1, 2008 and are not necessarily representative of results of operations for any future period.

Nine Months Ended September 30, 2008
(in thousands)
Pro forma revenue	$437,048
Pro forma operating income	16,460
Pro forma net loss	(17,305)

4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$791	$791
Buildings	3,288	3,274
Furniture, fixtures and equipment	4,904	3,922
Computer equipment and software	17,014	14,164
Other	228	72
Leasehold improvements	392	135
Construction in progress	6,413	2,864

	33,030	25,222
Less: Accumulated depreciation and amortization	9,110	4,745

Property and equipment, net	$23,920	$20,477

Depreciation and amortization expense was approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, and approximately $1.3 million and $3.0 million for the three and nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2009, the Company sold certain assets held for sale with a net value of approximately $0.9 million. The net loss recognized on these sales, which appears under “Other Expense” on the Condensed Consolidated Statement of Operations, was approximately $0.1 million during the nine months ended September 30, 2009. The Company recorded an impairment charge of approximately $0.3 million in operating results for the three and nine months ended September 30, 2009 to reflect such assets at the lower of their carrying value or fair value less costs to sell.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in intangible assets subject to amortization for the nine months ended September 30, 2009 consisted of the following (in thousands, except as to average amortization period remaining in years):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Cost basis as of September 30, 2009	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	10,196	5,669	68,400	80,293	164,558

Intangible assets, net as of September 30, 2009	$267,883	$6,701	$76,262	$—	$350,846

Average amortization period remaining in years as of September 30, 2009	48	2	18	—	N/A

The Company recorded amortization expense of approximately $11.2 million and $36.4 million during the three and nine months ended September 30, 2009, respectively, and approximately $28.9 million and $97.8 million for the three and nine months ended September 30, 2008, respectively. Amortization expense of $0 million and approximately $2.8 million was recorded in cost of revenue related to the amortization of favorable sales contracts for the three and nine months ended September 30, 2009 and approximately $14.4 million and $64.4 million for the three and nine months ended September 30 2008, respectively.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2009 (1)	$11,212
2010	32,179
2011	23,688
2012	15,501
2013	12,022
2014	9,761
Thereafter	246,483

Total	$350,846

(1)	Represents the period from October 1, 2009 to December 31, 2009.

There was no change in the Company’s goodwill during the three or nine months ended September 30, 2009.

6. DEBT

As of September 30, 2009 and December 31, 2008, the Company had outstanding debt comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Senior secured term loan facility, variable rates	$322,188	$333,325
Senior secured revolving credit facility—variable rates	11,000	26,600
11% Senior Subordinated Notes	210,500	210,500

Total debt	543,688	570,425
Less:
Current portion	32,965	29,950
Debt discount	28,349	31,280

Total long-term debt	$482,374	$509,195

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

As of September 30, 2009, we had approximately $543.7 million of debt outstanding and $19.0 million of available borrowing capacity under our senior secured revolving credit facility. However, $3.8 million of our available borrowing capacity under the Revolver represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured revolving credit facility. The parent of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable under the Revolver.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

issuance or incurrence of debt, other than specified permitted debt. On April 7, 2009, the Company made a principal payment of $10.3 million related to the 2008 annual excess cash flow. The Company’s current portion of debt comprises an estimate for the 2009 annual excess cash flow principal payment and Revolver principal payments expected to be paid within the next 12 months.

The cash proceeds of the Term Loan were received net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being accreted through interest expense in the statement of operations. For the three and nine months ended September 30, 2009, respectively, $1.1 million and $2.9 million of debt discount accretion was recognized through interest expense in the statement of operations. Debt discount accretion of $1.2 million and $2.1 million was recognized during the three and nine months ended September 30, 2008, respectively.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta and its guarantors; and certain assets of Regatta. The Credit Facilities are subject to certain financial and non-financial covenants, including: consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that the Company maintain a consolidated leverage ratio, a secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit the Company’s annual capital expenditures. As of September 30, 2009, the Company is in compliance with all such covenants.

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

Debt Issue Costs

The Company incurred approximately $20.5 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments applying the effective interest rate method. The Company recognized amortization of deferred financing costs in interest expense on the statement of operations of approximately $0.5 million and $1.4 million during the three and nine months ended September 30, 2009, respectively, and of approximately $0.7 million and $1.3 million during the three and nine months ended September 30, 2008, respectively. In conjunction with the Berry ILOB acquisition financing, the Company recorded a loss on extinguishment of debt of approximately $1.5 million, in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements (or collectively, ASC 470-50-40, Derecognition). Such expense was recorded as a component of interest expense on the statement of operations for the nine months ended September 30, 2008.

7. COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries are subject to various claims and business disputes in the ordinary course of business, none of which are considered to materially impact the consolidated financial position, operations or cash flows of the Company.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Indemnification

Under a Tax Sharing Agreement among the Company, Windstream and WCAS, our affiliate, the Company is generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the transaction effectuated in connection with the Split-Off (collectively, the “Transaction”) is lost as a result of a disqualifying action taken by any of WCAS or the Company or its subsidiaries after the date of the Split-Off. The amount of any such losses likely would have a material adverse effect on the Company’s business. The Company obtained a private letter ruling from the Internal Revenue Service (“IRS”) under Section 355, Section 368 and related provisions of the Internal Revenue Code to the effect that the Transaction qualifies as a tax-free transaction to the Company, Windstream and WCAS for United States income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and WCAS will not be able to rely on the ruling. Based on the preemptive actions taken by the Company, including the private letter ruling and certain tax opinions obtained to the effect that the Transaction qualifies as tax-free to the Company, Windstream and WCAS, the Company believes the likelihood of any disqualifying action occurring is remote; accordingly, no liability has been accrued as of September 30, 2009 related to the indemnification.

8. RELATED PARTY TRANSACTIONS

The Company and Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned subsidiary of Local Insight Media Holdings and an affiliate of the Company, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to the Company. The Company incurred $2.7 million and $7.3 million in consulting fees under the consulting agreement during the three and nine months ended September 30, 2008, respectively. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended services rendered under the consulting agreement, effective as of January 1, 2009. LIMI’s services under the consulting agreement remained suspended during the quarter ended September 30, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three and nine months ended September 30, 2009. The amendment to the consulting agreement provides that LIMI may, at any time, re-commence services rendered under the consulting agreement.

In July 2009, The Berry Company entered into an agreement to provide certain graphics, data entry, customer contact, collection, information technology, quality control and payroll services on behalf of Axesa Servicios de Información, S. en C. (“Axesa”), an affiliate of ours. The Berry Company has subcontracted its obligation to provide certain of such services to Caribe Servicios de Información Dominicana, S.A., an affiliate of ours. In addition, the Company earns revenue and incurs costs associated with arrangements with other affiliated entities of the Company, including certain IYP and directories published on behalf of the following affiliates: ACS Media Finance LLC (“ACS Media”), CBD Media Finance LLC (“CBD Media”) and HYP Media Finance LLC (“HYP Media”). Such revenue and costs during the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenue:
ACS Media	$10,105	$30,702	$10,511	$18,319
CBD Media	19,554	62,131	22,333	38,946
HYP Media	16,859	50,997	17,265	30,070
Axesa	355	355	—	—

	$46,873	$144,185	$50,109	$87,335

Publishing rights:
ACS Media	$5,629	$16,957	$5,925	$10,655
CBD Media	15,348	48,852	17,739	30,947
HYP Media	9,854	30,229	10,135	17,695

	$30,831	$96,038	$33,799	$59,297

As of September 30, 2009, ACS Media, CBD Media and HYP Media owed the Company approximately $2.6 million, which related primarily to the services rendered by The Berry Company to such affiliates under directory publishing agreements. In addition, as of September 30, 2009, LIMI and certain other affiliates owed the Company approximately $6.1 million, which related primarily to management compensation reimbursements and capital expenditures incurred during 2009. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

9. INCOME TAXES

As of December 31, 2008, the Company had recorded $36.9 million of gross unrecognized tax benefits. There has been a $3.6 million increase in gross unrecognized tax benefits as of September 30, 2009. Gross unrecognized tax benefits are related to temporary items which will generally reverse within 12 months; such reversals of gross unrecognized tax benefits will be offset by new temporary unrecognized tax benefits related to the recognition of revenue for tax purposes. The Company believes it is reasonably possible that gross unrecognized tax benefits will materially change and be recognized within the next 12 months. None of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. As of September 30, 2009, the Company’s estimated annual effective income tax rate for 2009 is 33.5%.

The Company is indemnified for tax liabilities for predecessor tax periods pursuant to a Tax Sharing Agreement with Windstream. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009, the Company’s accrued interest expense and penalties related to unrecognized tax benefits was approximately $0.7 million.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Ohio, Georgia, Kentucky, North Carolina and Pennsylvania as “major” taxing jurisdictions.

10. FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth the Company’s condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008. Prior to June 30, 2009, when LIYP merged with and into The Berry Company, LIYP was a wholly owned subsidiary of the Company, and LIYP guaranteed, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. The Company formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. Following LIYP’s merger with and into The Berry Company on June 30, 2009, The Berry Company continues to guarantee, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. Local Insight Listing Management, Inc., a subsidiary of The Berry Company, also guarantees, on a senior subordinated unsecured basis, the Company’s obligations under the Exchange Notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

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

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating balance sheet as of September 30, 2009 (in thousands, except share data):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$3,144	$—	$3,144
Accounts receivable, net	—	25,645	—	25,645
Due from affiliates	732	16,529	(8,555)	8,706
Intercompany receivable	—	9,955	(9,955)	—
Deferred directory costs	—	54,552	—	54,552
Deferred income taxes	1,009	4,509	—	5,518
Prepaid expenses and other current assets	8	869	—	877

Total current assets	1,749	115,203	(18,510)	98,442
Property and equipment, net	11,568	12,352	—	23,920
Assets held for sale	—	920	—	920
Equity investments	630,433	—	(630,433)	—
Intangible assets, net	—	350,846	—	350,846
Tradename intangible asset	—	37,900	—	37,900
Goodwill	—	279,090	—	279,090
Deferred income taxes	33,118	—	(33,118)	—
Deferred financing costs and other, net	16,222	16,242	(16,222)	16,242

Total Assets	$693,090	$812,553	$(698,283)	$807,360

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$32,965	$32,965	$(32,965)	$32,965
Publishing rights payable	—	60	—	60
Accounts payable and accrued liabilities	1,613	14,624	—	16,237
Unearned revenue	—	32,859	—	32,859
Accrued interest payable	7,733	7,733	(7,733)	7,733
Due to affiliates	7,594	961	(8,555)	—
Intercompany payable	9,955	—	(9,955)	—

Total current liabilities	59,860	89,202	(59,208)	89,854
Deferred income taxes, net	—	96,676	(33,118)	63,558
Long-term debt, net of current portion	482,374	482,374	(482,374)	482,374
Other liabilities	—	20,718	—	20,718

Total Liabilities	542,234	688,970	(574,700)	656,504
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	250,290	278,414	(278,414)	250,290
Accumulated deficit	(99,436)	(154,831)	154,831	(99,436)

Total Stockholders’ Equity	150,856	123,583	(123,583)	150,856

Total Liabilities and Stockholders’ Equity	$693,090	$812,553	$(698,283)	$807,360

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating balance sheet as of December 31, 2008 (in thousands, except share data):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$16,888	$2,533	$—	$19,421
Accounts receivable, net	—	17,537	19,495	—	37,032
Due from affiliates	—	3,096	39,427	(31,162)	11,361
Intercompany receivable	—	13,615	—	(13,615)	—
Deferred directory costs	—	20,031	32,506	—	52,537
Deferred income taxes	1,009	184	—	4,325	5,518
Prepaid expenses and other current assets	40	266	531	(80)	757

Total current assets	1,049	71,617	94,492	(40,532)	126,626
Property and equipment, net	6,685	7,645	6,147	—	20,477
Assets held for sale	—	1,592	492	—	2,084
Equity investments	701,323	—	—	(701,323)	—
Intangible assets, net	—	312,539	74,707	—	387,246
Tradename intangible asset	—	—	37,900	—	37,900
Goodwill	—	234,329	44,761	—	279,090
Deferred income taxes	18,624	—	—	(18,624)	—
Deferred financing costs, net	17,645	17,645	17,645	(35,290)	17,645

Total Assets	$745,326	$645,367	$276,144	$(795,769)	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$29,950	$29,950	$29,950	$(59,900)	$29,950
Publishing rights payable	—	1,888	—	—	1,888
Accounts payable and accrued liabilities	3,550	8,601	18,546	—	30,697
Current deferred income taxes	—	—	65	(65)	—
Unearned revenue	—	8,289	28,560	—	36,849
Accrued interest payable	1,930	1,930	1,930	(3,860)	1,930
Due to affiliates	5,497	—	14,357	(12,459)	7,395
Intercompany payable	32,318	—	—	(32,318)	—

Total current liabilities	73,245	50,658	93,408	(108,602)	108,709
Deferred income taxes, net	—	111,449	1,530	(43,167)	69,812
Long-term debt, net of current portion	509,195	509,195	509,195	(1,018,390)	509,195
Other liabilities	—	10,868	—	9,598	20,466

Total Liabilities	582,440	682,170	604,133	(1,160,561)	708,182
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,903	38,207	(242,458)	204,251	249,903
Accumulated deficit	(87,019)	(75,010)	(85,531)	160,541	(87,019)

Total Stockholders’ Equity	162,886	(36,803)	(327,989)	364,792	162,886

Total Liabilities and Stockholders’ Equity	$745,326	$645,367	$276,144	$(795,769)	$871,068

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of operations for the three months ended September 30, 2009 (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Revenue	$—	$144,187	$—	$144,187
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	23,744	—	23,744
Publishing rights	—	70,813	—	70,813
General and administrative expense	357	24,309	—	24,666
Depreciation and amortization	252	12,450	—	12,702

Total operating expenses	609	131,316	—	131,925

Operating income (loss)	(609)	12,871	—	12,262
Other (income) expenses:
Interest income	—	(4)	—	(4)
Interest expense	13,608	13,608	(13,608)	13,608
Other expense	34	140	(34)	140

Loss before income taxes	(14,251)	(873)	13,642	(1,482)
Income tax benefit	(4,501)	(403)	4,570	(334)

Net loss before equity in earnings of consolidated subsidiaries	(9,750)	(470)	9,072	(1,148)
Equity in earnings of consolidated subsidiaries	8,602	—	(8,602)	—

Net loss	$(1,148)	$(470)	$470	$(1,148)

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of operations for the nine months ended September 30, 2009 (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Revenue	$—	$434,248	$—	$434,248
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	74,805	—	74,805
Publishing rights	—	213,716	—	213,716
General and administrative expense	1,125	83,648	—	84,773
Depreciation and amortization	845	37,159	—	38,004

Total operating expenses	1,970	409,328	—	411,298

Operating income (loss)	(1,970)	24,920	—	22,950
Other (income) expenses:
Interest income	—	(16)	—	(16)
Interest expense	41,177	41,177	(41,177)	41,177
Other expense	117	460	(117)	460

Loss before income taxes	(43,264)	(16,701)	41,294	(18,671)
Income tax benefit	(14,494)	(5,594)	13,834	(6,254)

Net loss before equity in earnings of consolidated subsidiaries	(28,770)	(11,107)	27,460	(12,417)
Equity in earnings of consolidated subsidiaries	16,353	—	(16,353)	—

Net loss	$(12,417)	$(11,107)	$11,107	$(12,417)

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of operations for the three months ended September 30, 2008 (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$34,003	$104,186	$(2,238)	$135,951
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	17,092	15,413	—	32,505
Publishing rights	—	4,813	70,688	(2,238)	73,263
General and administrative expense	620	7,954	22,955	—	31,529
Consulting fees—affiliate	—	1,999	721	—	2,720
Depreciation and amortization	—	7,092	8,701	—	15,793

Total operating expenses	620	38,950	118,478	(2,238)	155,810

Operating loss	(620)	(4,947)	(14,292)	—	(19,859)
Other (income) expenses:
Interest income	—	(28)	(34)	—	(62)
Interest expense	14,737	14,737	14,737	(29,474)	14,737
Other (income) expense	25	67	82	(50)	124

Loss before income taxes	(15,382)	(19,723)	(29,077)	29,524	(34,658)
Income tax benefit	(5,714)	(1,661)	(5,465)	—	(12,840)

Net loss before equity in losses of consolidated subsidiaries	(9,668)	(18,062)	(23,612)	29,524	(21,818)
Equity in losses of consolidated subsidiaries	(12,150)	—	—	12,150	—

Net loss	$(21,818)	$(18,062)	$(23,612)	$41,674	$(21,818)

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of operations for the nine months ended September 30, 2008 (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Revenue	$—	$99,220	$195,227	$(4,128)	$290,319
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	62,446	39,522	—	101,968
Publishing rights	—	8,830	126,992	(4,128)	131,694
General and administrative expense	851	26,630	38,445	—	65,926
Consulting fees—affiliate	—	6,004	1,269	—	7,273
Depreciation and amortization	—	21,167	15,211	—	36,378

Total operating expenses	851	125,077	221,439	(4,128)	343,239

Operating loss	(851)	(25,857)	(26,212)	—	(52,920)
Other (income) expenses:
Interest income	—	(86)	(81)	—	(167)
Interest expense	36,280	36,281	25,507	(61,787)	36,281
Other (income) expense	56	145	103	(102)	202

Loss before income taxes	(37,187)	(62,197)	(51,741)	61,889	(89,236)
Income tax benefit	(13,813)	(9,337)	(10,070)	—	(33,220)

Net loss before equity in losses of consolidated subsidiaries	(23,374)	(52,860)	(41,671)	61,889	(56,016)
Equity in losses of consolidated subsidiaries	(32,642)	—	—	32,642	—

Net loss	$(56,016)	$(52,860)	$(41,671)	$94,531	$(56,016)

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of cash flows for the nine months ended September 30, 2009 (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Operating Activities:
Net loss	$(12,417)	$(11,107)	$11,107	$(12,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of consolidated subsidiaries	(16,353)	—	16,353	—
Depreciation and amortization expense	845	42,917	—	43,762
Deferred income taxes	(14,494)	(5,594)	13,834	(6,254)
Share-based compensation	—	387	—	387
Amortization of deferred financing costs	1,423	1,423	(1,423)	1,423
Accretion of discount on debt	2,931	2,931	(2,931)	2,931
Provision for doubtful accounts	—	16,484	—	16,484
Non-cash interest expense	—	36,940	(36,940)	—
Other	—	358	—	358
Changes in operating assets and liabilities:
Accounts receivable	—	(5,096)	—	(5,096)
Due from affiliates	1,365	(6,105)	—	(4,740)
Deferred directory costs	—	(5,012)	—	(5,012)
Prepaid expenses and other current assets	32	(173)	—	(141)
Publishing rights payable	—	(1,828)	—	(1,828)
Accounts payable and accrued liabilities	108	(11,302)	—	(11,194)
Accrued interest	5,803	—	—	5,803
Unearned revenue	—	(3,990)	—	(3,990)

Net cash provided by (used in) operating activities	(30,757)	51,233	—	20,476

Investing Activities:
Intercompany	38,530	(38,530)	—	—
Proceeds on sale of property and equipment, net	—	806	—	806
Acquisition of property and equipment	(7,773)	(3,049)	—	(10,822)

Net cash provided by (used in) investing activities	30,757	(40,773)	—	(10,016)

Financing Activities:
Distributions to Regatta	26,737	(26,737)	—	—
Repayments on revolving credit facility	(15,600)	—	—	(15,600)
Repayments on term loan	(11,137)	—	—	(11,137)

Net cash used in financing activities	—	(26,737)	—	(26,737)

Net decrease in cash and cash equivalents	—	(16,277)	—	(16,277)
Cash and cash equivalents, beginning of period	—	19,421	—	19,421

Cash and cash equivalents, end of period	$—	$3,144	$—	$3,144

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Set forth below is the Company’s condensed consolidating statement of cash flows for the nine months ended September 30, 2008 (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated (Predecessor)
Operating Activities:
Net loss	$(56,016)	$(52,860)	$(41,671)	$94,531	$(56,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiary	32,642	—	—	(32,642)	—
Depreciation and amortization expense	—	64,468	48,535	—	113,003
Deferred income taxes	(13,813)	(13,788)	(13,237)	—	(40,838)
Change in uncertain tax positions	—	4,321	3,090	—	7,411
Share-based compensation	—	204	777	—	981
Amortization of deferred financing costs (1)	2,761	2,761	2,094	(4,855)	2,761
Accretion of discount on debt	2,115	2,115	1,894	(4,009)	2,115
Provision for doubtful accounts	—	3,008	3,737	—	6,745
Non-cash interest expense (1)	—	31,460	21,565	(53,025)	—
Other	—	98	—	—	98
Changes in operating assets and liabilities:
Accounts receivable	—	(2,556)	(7,548)	—	(10,104)
Due (to) from affiliates	2,863	2,001	(4,416)	—	448
Deferred directory costs	—	(7,073)	(19,058)	—	(26,131)
Prepaid expenses and other current assets	(87)	(15)	(1,190)	—	(1,292)
Publishing rights payable	—	1,014	—	—	1,014
Accounts payable, accrued liabilities and other	597	(6,711)	9,516	—	3,402
Accrued interest payable	5,633	—	—	—	5,633
Unearned revenue	—	3,677	14,687	—	18,364

Net cash provided by (used in) operating activities	(23,305)	32,124	18,775	—	27,594

Investing Activities:
Acquisition of subsidiary, net of cash acquired	(241,883)	(87)	—	—	(241,970)
Intercompany	24,968	(24,772)	(196)	—	—
Acquisition of property and equipment	—	(1,690)	(825)	—	(2,515)

Net cash used in investing activities	(216,915)	(26,549)	(1,021)	—	(244,485)

Financing Activities:
Proceeds on revolving credit facility	33,600	—	—	—	33,600
Repayments on revolving credit facility	(15,500)	—	—	—	(15,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301,350
Repayments on term loan	(66,838)	—	—	—	(66,838)
Debt financing costs	(12,392)	—	—	—	(12,392)

Net cash provided by financing activities	240,220	—	—	—	240,220

Net increase in cash and cash equivalents	—	5,575	17,754	—	23,329
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$7,333	$17,754	$—	$25,087

(1)	Certain LIYP consolidating amounts and eliminating entries have been adjusted for the nine-months ended September 30, 2009. The basic financial statements have not changed.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt obligations. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The fair value of the Company’s variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at the balance sheet date. At September 30, 2009 and December 31, 2008, the carrying values and fair values of the Company’s variable-rate and fixed-rate debt were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$293,839	$251,306	$302,045	$153,330
Senior secured revolving credit facility	11,000	8,580	26,600	12,735
11% Senior Subordinated Notes	210,500	105,250	210,500	61,045

	$515,339	$365,136	$539,145	$227,110

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 11, 2009, the date the financial statements were available to be issued. There were no significant subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, this Quarterly Report on Form 10-Q and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

Overview

We are a leading Yellow Pages and online local search company, generating leads for businesses and enabling consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print and Internet Yellow Pages as well as online search tools and other digital advertising services. In addition, we are the largest provider of outsourced directory sales, marketing and related services in the United States. Our principal operating subsidiary, The Berry Company LLC, or The Berry Company, is (based on the number of directories it publishes directly or under contract) the fifth largest Yellow Pages directory publisher in the United States, as measured by revenue. The Berry Company is the exclusive official publisher of Windstream-branded print and Internet directories in the Windstream Service Areas, or the local wireline markets of Windstream Corporation, or Windstream, as they existed on December 12, 2006. The Berry Company also provides an integrated array of outsourced directory sales, marketing, production and other services to third parties. The Berry Company publishes print directories on behalf of 130 local exchange carriers and other customers, or LECs, 30 of which use The Berry Company for the publication of their Internet Yellow Pages, or IYP, directories.

We offer a complete array of services relating to print directories, including local and national sales, marketing, advertising design and production, quality review and printing and distribution. We also offer a full range of digital local search products and services, including publication of and sale of advertisements in IYP directories; website production and maintenance; the delivery of local advertisements through major search engines, such as GoogleTM, MSN® and Yahoo!®; creation and placement of video advertisements on IYP and search engine sites, including YouTubeTM; and distribution of Internet-based advertising content to third party IYP and search networks, including YellowPages.comTM.

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

Basis of Presentation

As a result of the acquisition of the Berry ILOB on April 23, 2008, our financial condition, results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 are not comparable because the results of operations and cash flows for the period from January 1, 2008 to April 22, 2008 do not include the operations of the Berry ILOB.

We are managed as a single business unit and report as one reportable segment, and all operations occur in the United States.

General and Administrative Expense

In connection with the Split-Off, we entered into a transition services agreement with Windstream. Under that agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement terminated in May 2008. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were $0 and approximately $2.0 million during the three and nine months ended September 30, 2008, respectively.

Consulting Fees

In January 2007, WCAS and Local Insight Media, Inc., or LIMI (an affiliate of ours), entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of our subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the amounts payable thereunder. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. The Company incurred $2.7 million and $7.3 million in consulting fees under the consulting agreement during the three and nine months ended September 30, 2008, respectively. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI agreed to suspend services rendered under the consulting agreement, effective as of January 1, 2009. LIMI’s services under the consulting agreement remained suspended during the quarter ended September 30, 2009. Accordingly, there were no fees payable by the Company under the consulting agreement for the three and nine months ended September 30, 2009. The amendment to the consulting agreement provides that LIMI may, at any time, re-commence services rendered under the consulting agreement.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. During the three and nine months ended September 30, 2009, print revenue comprised approximately 91.1% and 91.7% of our revenue, respectively; during the three and nine months ended September 30, 2008, print revenue comprised approximately 93.6% and 94.5% of our revenue, respectively. We anticipate print revenue will continue to represent a significant percentage of our revenue. Local advertising has represented a substantial majority of our print revenue. For the three and nine months ended September 30, 2009, approximately 89.1% of our print revenue was attributable to local advertisers and approximately 10.9% of our print revenue was attributable to national advertisers. For the three and nine months ended September 30, 2008, approximately 92.3% and 94.6% of our print revenue was attributable to local advertisers, respectively, and 7.7% and 5.4% of our print revenue was attributable to national advertisers, respectively.

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

We expect our print revenue will continue to decline beyond 2009. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline beyond 2009.

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, general and administrative expense, affiliate consulting fees and depreciation and amortization.

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force; (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, and distribution; and (iii) certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. We defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three and nine months ended September 30, 2009, cost of revenue represented 18.0% and 18.2% of total operating expenses, respectively, and 16.5% and 17.2% of revenue, respectively. For the three and nine months ended September 30, 2008, cost of revenue represented 20.9% and 29.7% of total operating expenses, respectively, and 23.9% and 35.1% of revenue, respectively. The lower percentage of operating expenses and revenue represented by cost of revenue during the three and nine months ended September 30, 2009 is due primarily to the diminishing impact of amortization expense related to favorable sales contract intangible assets during the periods.

Over the past 18 months, we have implemented a number of initiatives to reduce our costs. In connection with the acquisition of the Berry ILOB, we developed and implemented a synergy plan, or the Synergy Plan, which included two reductions in force in 2008. Those reductions in force resulted in the termination of an aggregate of approximately 161 individuals. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to Macmillan India Ltd., or Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan. As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan and which resulted in the termination of approximately 100 individuals. We continue to actively assess and pursue opportunities to reduce cost of revenue through measures such as outsourcing, Lean process engineering and other cost-cutting measures. We expect these activities to result in significant reductions in cost of revenue in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) and in 2010.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their print directories and other commissions associated with the sale of IYP and digital products. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for the LECs. During the three months ended September 30, 2009, publishing rights expense represented 53.7% of total operating expenses 49.1% of revenue. During the nine months ended September 30, 2009, publishing rights expense represented 52.0% of total operating expenses and 49.2% of revenue. For the three and nine months ended September 30, 2008, publishing rights expense represented 47.0% and 38.4% of total operating expenses, respectively, and 53.9% and 45.4% of revenue, respectively. The higher percentage of operating expenses and revenue represented by publishing rights expense during the three and nine months ended September 30, 2009 was due primarily to certain cost reduction initiatives implemented during 2008 and 2009, as discussed in “Results of Operations” below.

General and Administrative Expense

General and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All general and administrative costs are expensed as incurred. For the three and nine months ended September 30, 2009, general and administrative expense represented 18.7% and 20.6% of all operating expenses, respectively, and 17.1% and 19.5% of revenue, respectively. For the three and nine months ended September 30, 2008, general and administrative expense represented 20.2% and 19.2% of all operating expenses, respectively, and 23.2% and 22.7% of revenue, respectively. The decrease in general and administrative expense as a percentage of revenue is primarily due to certain cost reduction initiatives implemented during 2008 and 2009, as discussed in “Results of Operations” below.

As discussed above under “Cost of Revenue,” over the past 18 months, we have implemented a number of initiatives to reduce our costs. In connection with the Synergy Plan, during 2008 we closed one facility in Birmingham, Alabama and consolidated two sales offices in Lincoln, Nebraska. During 2009, we have consolidated a facility in Macedonia, Ohio into our main office in Hudson, Ohio. A sales office in Monroeville, Pennsylvania will close on November 15, 2009. During 2010, we expect to close a facility in Erie, Pennsylvania, and other facility closures may occur. As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan and which resulted in the termination of approximately 100 individuals. We continue to actively assess and pursue opportunities to reduce general and administrative cost through measures such as redundancy and overlap analyses and other cost-cutting measures. We expect these activities to result in significant reductions in general and administrative cost in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) and in 2010.

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

As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we currently incur cash interest expense of approximately $49.6 million per year.

Income Tax Provision

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We filed stand-alone tax returns for the period from November 30, 2007, the date of the Split-Off, to December 31, 2007, and we have filed stand-alone tax returns for the period from January 1, 2008 through June 20, 2008, the date of our combination with Local Insight Media Holdings, Inc., or Local Insight Media Holdings. Subsequent to that combination (as a result of which we became an indirect, wholly owned subsidiary of Local Insight Media Holdings), we have been included in Local Insight Media Holdings’ consolidated federal and state income tax returns for the period from June 21, 2008 through December 31, 2008. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB’s results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth our operating results for the three months ended September 30, 2009 and 2008 (in thousands, except as to percentages):

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change	%
Revenue	$144,187	$135,951	$8,236	6.1%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	23,744	32,505	(8,761)	(27.0)%
Publishing rights	70,813	73,263	(2,450)	(3.3)%
General and administrative expense	24,666	31,529	(6,863)	(21.8)%
Consulting fees-affiliate	—	2,720	(2,720)	(100.0)%
Depreciation and amortization	12,702	15,793	(3,091)	(19.6)%

Total operating expenses	131,925	155,810	(23,885)	(15.3)%

Operating income (loss)	12,262	(19,859)	32,121	161.7%
Interest expense, net	13,604	14,675	(1,071)	(7.3)%
Other expense	140	124	16	12.9%

Loss before income taxes	(1,482)	(34,658)	(33,176)	(95.7)%
Income tax benefit	(334)	(12,840)	(12,506)	(97.4)%

Net loss	$(1,148)	$(21,818)	$(20,670)	(94.7)%

Revenue

Revenue of $144.2 million in the three months ended September 30, 2009 increased $8.2 million, or 6.1%, compared to revenue of $136.0 million in the same period of 2008. The increase in revenue was primarily attributable to purchase accounting which resulted in a reduction to revenue for the three months ended September 30, 2008 of approximately $18.8 million, offset by lower advertising sales and slower than expected IYP growth. The purchase accounting adjustment in 2008 related primarily to deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method.

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

We expect our print revenue will continue to decline beyond 2009. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline beyond 2009.

Cost of Revenue

Cost of revenue in the three months ended September 30, 2009 decreased $8.8 million, or 27.0%, compared to the same period in 2008. This decrease related primarily to the realization of lower printing and production costs associated with our development and implementation of the Synergy Plan and other cost reduction initiatives; the impact of extending the publication lives (or “long-lifing”) of certain directories; no amortization expense in the three months ended September 30, 2009 related to favorable sales contracts compared to the same period in 2008; and a $3.6 million decrease in certain other amortization of directories in-process margin established by the application of purchase accounting for LIYP and the Berry ILOP acquisitions.

Publishing Rights

Publishing rights expense in the three months ended September 30, 2009 of $70.8 million decreased $2.5 million, or 3.3%, compared to $73.3 million in the same period in 2008. The decrease in publishing rights expense was offset by an increase in the HYP Media Finance LLP, or HYP Media (an affiliate of ours), contractual rate in the current period.

General and Administrative Expense

General and administrative expense of $24.7 million in the three months ended September 30, 2009 decreased $6.9 million, or 21.8%, compared to $31.5 million in the same period in 2008. The decrease was primarily due to benefits achieved in the three months ended September 30, 2009 from our Synergy Plan and other cost reduction initiatives (as discussed below) and lower severance and non-cash stock-based compensation expense in 2009 compared to the same period in 2008. Offsetting these decreases was an increase in bad debt expense during the three months ended September 30, 2009 of approximately $2.2 million, to $7.0 million (or 4.9% of revenue). Such increase was primarily a result of the economic downturn. Of the $7.0 million of bad debt expense for the three months ended September 30, 2009, approximately $1.3 million related to a bad debt true up adjustment remitted by Berry to HYP Media pursuant to the provisions of the directory services agreement between those companies.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Consulting Fees — Affiliate

Consulting fees of $2.7 million were incurred during the three months ended September 30, 2008 under the consulting agreement between the Company and LIMI. Effective as of January 1, 2009, LIMI suspended the consulting agreement. Accordingly, no consulting fees were recorded in the three months ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization of $12.7 million for the three months ended September 30, 2009 decreased $3.1 million, or 19.6%, compared to the same period in 2008. The decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $13.6 million in the three months ended September 30, 2009 decreased $1.1 million, or 7.3%, from $14.7 million in the same period in 2008. This decrease was primarily due to lower principal outstanding, lower amortization expense associated with deferred financing costs and lower accretion of debt discount in 2009.

Income Taxes

The income tax benefit in the three months ended September 30, 2009 and 2008 is consistent with our loss before income taxes in each of those periods. The tax rate for three months ended September 30, 2009 was 22.5%.

Net Loss

Net loss of $1.1 million in the three months ended September 30, 2009 decreased $20.7 million compared to net loss of $21.8 million in the same period in 2008. The decrease was primarily due to the after-tax effects of the items described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Our results of operations for the nine months ended September 30, 2008 include the results of operations of the Berry ILOB for the period from date of acquisition (April 23, 2008) to September 30, 2008. Due to the acquisition of the Berry ILOB, there are material differences between the nine month periods ended September 30, 2009 and 2008. The nine month periods ended September 30, 2009 and 2008 are therefore not comparable.

The following table sets forth our operating results for the nine months ended September 30, 2009 and 2008 (in thousands, except as to percentages):

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Change	%
Revenue	$434,248	$290,319	$143,929	49.6%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	74,805	101,968	(27,163)	(26.6)%
Publishing rights	213,716	131,694	82,022	62.3%
General and administrative expense	84,773	65,926	18,847	28.6%
Consulting fees-affiliate	—	7,273	(7,273)	(100.0)%
Depreciation and amortization	38,004	36,378	1,626	4.5%

Total operating expenses	411,298	343,239	68,059	19.8%

Operating income (loss)	22,950	(52,920)	75,870	143.4%
Interest expense, net	41,161	36,114	5,047	14.0%
Other expense	460	202	258	127.7%

Loss before income taxes	(18,671)	(89,236)	(70,565)	(79.1)%
Income tax benefit	(6,254)	(33,220)	(26,966)	(81.2)%

Net loss	$(12,417)	$(56,016)	$(43,599)	(77.8)%

Revenue

Revenue of $434.2 million in the nine months ended September 30, 2009 increased $143.9 million, or 49.6%, compared to revenue of $290.3 million in the same period of 2008. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB on April 23, 2008. Purchase accounting resulted in a reduction to revenue for the nine months ended September 30, 2009 and 2008 of approximately $1.6 million and $20.9 million, respectively. These reductions related primarily to deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method.

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

We expect our print revenue will continue to decline beyond 2009. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline beyond 2009.

Cost of Revenue

Cost of revenue in the nine months ended September 30, 2009 decreased $27.2 million, or 26.6%, compared to the same period in 2008. This decrease related primarily to the net margin impact of $32.5 million associated with the amortization of favorable sales contracts during the nine months ended September 30, 2008 compared to $1.0 million impact in the same period in 2009 (such assets were fully amortized as of March 31, 2009); a $9.2 million decrease in certain other amortization of directories in-process margin established in purchase accounting for LIYP and the Berry ILOB; realization of certain lower printing and production costs associated with the Synergy Plan and other cost reduction initiatives; and the impact of long-lifing certain directories. The decrease in cost of revenue was partially offset by increased costs associated with the Company’s ownership of the Berry ILOB for the full nine months ended September 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to September 30, 2008 during the corresponding nine month period in the prior year.

Publishing Rights

Publishing rights expense in the nine months ended September 30, 2009 of $213.7 million increased $82.0 million, or 62.3%, compared to $131.7 million in the same period in 2008. The increase is primarily attributable to incremental costs associated with Company’s ownership of the Berry ILOB for the full nine months ended September 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to September 30, 2008 during the corresponding nine month period in the prior year and an increase in the HYP Media (an affiliate of ours) contractual rate in the current period.

General and Administrative Expense

General and administrative expense of $84.8 million in the nine months ended September 30, 2009 increased $18.8 million, or 28.6%, compared to $65.9 million in the same period in 2008. The increase was primarily due to incremental costs associated with the Company’s ownership of the Berry ILOB for the full nine months ended September 30, 2009, compared to its ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to September 30, 2008 during the corresponding nine month period in the prior year. During the nine months ended September 30, 2009, bad debt expense increased by approximately $9.7 million, to $16.5 million (or 3.8% of revenue). Such increase was primarily a result of the economic downturn. Of the $16.5 million of bad debt expense for the nine months ended September 30, 2009, approximately $1.3 million related to a bad debt true up adjustment remitted by Berry to HYP Media (an affiliate of ours) pursuant to the provisions of the directory services agreement between those companies. Offsetting these increases were benefits achieved in the nine months ended September 30, 2009 from our Synergy Plan and other cost reduction initiatives (as discussed below), and a decrease of $1.0 million in severance costs and decrease of $0.6 million in non-cash share-based compensation expense in the nine-months ended September 30, 2009 compared to the same period in 2008.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Consulting Fees — Affiliate

Consulting fees of $7.3 million were incurred during the nine months ended September 30, 2008 under the consulting agreement between the Company and LIMI. Effective as of January 1, 2009, LIMI suspended the consulting agreement. Accordingly, no consulting fees were recorded in the nine months ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization of $38.0 million for the nine months ended September 30, 2009 increased $1.6 million, or 4.5%, compared to the same period in 2008. The increase was primarily due to higher depreciation expense recognized during the nine months ended September 30, 2009 related to assets acquired in the Berry ILOB acquisition, compared to the Company’s ownership of the Berry ILOB only from date of acquisition (April 23, 2008) to September 30, 2008 during the corresponding nine month period in the prior year. This increase was partially offset by the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $41.2 million in the nine months ended September 30, 2009 increased $5.0 million, or 14.0%, from $36.1 million in the same period in 2008. This increase was primarily due to higher weighted-average debt outstanding during the nine months ended September 30, 2009 compared to the same period in 2008. The Company incurred higher amortization of deferred financing costs and accretion of debt discount during the nine months ended September 30, 2009 compared to the same period in 2008. This increase is primarily attributable to the debt issued in connection with the Berry ILOB acquisition.

Income Taxes

The income tax benefit in the nine months ended September 30, 2009 and 2008 is consistent with our loss before income taxes in each of those periods. The tax rate for the nine months ended September 30, 2009 was 33.5%.

Net Loss

Net loss of $12.4 million in the nine months ended September 30, 2009 decreased $43.6 million compared to net loss of $56.0 million in the same period in 2008. The decrease was primarily due to the after-tax effects of the items described above.

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

In addition, we funded the costs associated with the Split-Off with credit facilities and senior subordinated notes and our acquisition of the Berry ILOB with credit facilities, as described under the captions “— Prior Credit Facilities,” “— The Exchange Notes” and “— Senior Secured Credit Facilities” below. We have significant debt service obligations under our credit facilities and under our senior subordinated notes. In addition, we continue to incur capital costs associated with developing and implementing our own support functions that Windstream and L.M. Berry and Company previously provided. In the past, our cash flow from operations, available cash and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, that does not mean that this will remain the case in the future. In addition, because of restrictions in our senior secured credit facility and the indenture governing the terms of our 11% Series B Senior Subordinated Notes due 2017, or the Exchange Notes, we are restricted in our ability to dispose of material assets and other operations and use the proceeds of such dispositions to meet our liquidity needs. At September 30, 2009, we had approximately $19.0 million available borrowing capacity under our senior secured revolving credit facility. However, $3.8 million of this available borrowing capacity represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured credit facilities. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable to us under our senior secured revolving credit facility.

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

The following table sets forth a summary of cash flows for the Company for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flow from operating activities	$20.5	$27.6
Cash flow from investing activities	(10.1)	(244.5)
Cash flow from financing activities	(26.7)	240.2

Change in cash and cash equivalents	$(16.3)	$23.3

During the nine months ended September 30, 2009, cash from operating activities decreased $7.1 million compared to the same period in 2008. The decrease is primarily a function of an increase in our days-sales-outstanding; a decrease in accounts payable and accrued liabilities associated with benefits of the implementation of the Synergy Plan being realized; the timing of the distribution of certain directories whose publication lives were extended in 2009 compared to 2008; and certain normal fluctuations in our other working capital accounts.

During the nine months ended September 30, 2009, cash used in investing activities decreased $234.4 million compared to the same period in 2008. This decrease is primarily related to acquisition of the Berry ILOB in the prior year period. Capital expenditures increased $8.3 million during the nine months ended September 30, 2009 compared to the same period in 2008. This increase included $9.0 million in expenditures incurred in connection with our ongoing migration from our legacy process management and production system to a software platform supplied by 3L Media AB, or 3L. This increase was partially offset by net proceeds of $0.8 million relating to the sale of certain fixed assets during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, cash used in financing activities included a $0.8 million scheduled principal repayment on our term debt, a $15.6 million payment on our revolving credit facility, and a $10.3 million excess cash flow payment made in accordance with the terms of our senior secured credit facilities. Cash provided by financing activities during the nine months ended September 30, 2008 related primarily to financing activities associated with the acquisition of the Berry ILOB.

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

The Exchange Notes are unsecured and subordinated in right of payment to all existing and future secured indebtedness of the Company and its subsidiaries, including to our current senior secured credit facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Exchange Notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under the current senior secured credit facility.

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

If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in the indenture governing the Exchange Notes. Noncompliance with the covenants in the indenture governing the Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Exchange Notes. Upon an event of default under the indenture governing the Exchange Notes, all the Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations.

Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into senior secured credit facilities provided by JPMorgan Chase Bank, N.A. The senior secured credit facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The senior secured credit facilities provide for a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit. We borrowed the entire $335.0 million term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition. On September 30, 2008, $13.6 million was drawn under the revolver to ensure we have access to the funds given the uncertain condition of the financial markets. As of the date of this report, approximately $19.0 million is available for borrowing under the revolving credit facility and may be used for working capital and general corporate purposes. However, $3.8 million of this amount represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured revolving credit facility. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe this amount will be unavailable under our senior secured revolving credit facility. The term loan facility is scheduled to mature on April 23, 2015 and the revolving credit facility is scheduled to mature on April 23, 2014.

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

The credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the credit facilities require compliance with financial and operating covenants. For the period July 1, 2009 through June 30, 2010, the minimum Consolidated Interest Coverage ratio is 1.75 to 1, the maximum Consolidated Leverage ratio is 6.00 to 1 and the maximum Consolidated Senior Secured Debt ratio is 3.75 to 1. As defined in the agreement, at September 30, 2009 we had a Consolidated Interest Coverage ratio of 1.88 to 1, a Consolidated Leverage Ratio of 5.77 to 1 and a Consolidated Senior Secured Debt ratio of 3.52 to 1.

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

Given the current economic downturn and as a result of declining print revenue, there is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders and we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our contractual obligations and commitments as of December 31, 2008, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our contractual obligations during the nine months ended September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not have any impact on our condensed consolidated financial statements. However, because the Codification changed the basis for reference to authoritative GAAP guidance, upon effectiveness, the Company’s recent accounting standards and pronouncements and footnote disclosures that reference such guidance have been changed to reflect appropriate references to the Codification where applicable.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of ASC 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is in the process of assessing the impact this standard will have on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). The guidance of SFAS 165 is contained within ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard has had no impact on our condensed consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 107-1/APB28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS 107”), adding to the current requirements to make such disclosures in annual financial statements. Further, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. Following its adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. The Company adopted FSP FAS 107-1/APB 28-1 effective March 31, 2009 (see Note 11). The guidance of FSP FAS 107-1/APB 28-1 and SFAS 107 is contained within ASC 825, Financial Instruments (“ASC 825”).

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have an impact on our condensed consolidated financial statements. The guidance of FSP 141(R)-1 and SFAS 141(R) is contained within ASC 805, Business Combinations.

In September 2008, the FASB issued FSP No. FAS 133-1, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The adoption of FSP FAS 133-1 did not have an impact on our condensed consolidated financial statements. The guidance of FSP 133-1 and SFAS 133 is contained within ASC 815, Derivatives and Hedging (“ASC 815”) and the guidance of FIN 45 is contained within ASC 840-10-25-34, Indemnifications.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements. The guidance of FSP FAS 142-3 and SFAS 142 is contained within ASC 350, Intangibles – Goodwill and Other.

In March 2008, the FASB issued SFAS 161. SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for financial statements issued for fiscal years beginning after November 30, 2008. The adoption of SFAS 161 did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 161 is contained within ASC 815.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The guidance clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

For calendar year companies, SFAS 157 was to be effective beginning January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, which partially deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not have any significant financial assets or liabilities measured at fair value on a recurring basis; consequently, adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements. The adoption of SFAS 157, insofar as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in our consolidated financial statements on a recurring basis, did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 157 is contained within ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have an impact on our consolidated financial statements. The guidance of FSP 157-4 is contained within ASC 820.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in subsidiaries and for the deconsolidation of subsidiaries. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. SFAS 160 did not have an impact on our condensed consolidated financial statements. The guidance of SFAS 160 is contained within ASC 810, Consolidation.

In November 2007, the Emerging Issues Task Force (the “EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 was effective for interim or annual reporting periods beginning after December 15, 2008. The adoption of EITF 07-1 did not have an impact on our condensed consolidated financial statements. The guidance of EITF 07-1 is contained within ASC 808, Collaborative Arrangements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the provisions of SFAS 159. The guidance of SFAS 159 is contained within ASC 470, Debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Because we do not hold significant investments in marketable equity securities, we are not subject to material market risk from changes in marketable equity security prices. In addition, because we do not have business operations in foreign countries, we are not subject to foreign currency exchange rate risk.

Our borrowings under our current senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under our senior secured credit facilities bear interest, at our option, at either the LIBOR rate or Base Rate, in each case plus an applicable margin. The LIBOR loans and Base Rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the rate under the revolving credit facility is LIBOR plus 4% or Base Rate plus 3% for loans outstanding in excess of 30 days. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The effective interest rate for our variable rate debt outstanding for the nine months ended September 30, 2009 was approximately 7.32%. Our indebtedness under the Exchange Notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the nine months ended September 30, 2009. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the notes and the senior secured credit facilities would currently have no significant impact on our annual interest expense and net income. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates.

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

During the three months ended September 30, 2009, we identified a material weakness in our change management information technology general controls that affects certain of our legacy information technology applications related to the revenue cycle. These legacy applications will be replaced by the 3L process management and production software platform which we are implementing as part of our continued efforts to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act by December 31, 2009 and the requirements of Section 404(b) of the Sarbanes-Oxley Act by December 31, 2010. We will implement controls to mitigate the identified material weakness. However, we have elected not to remediate the material weakness while access to our legacy information technology systems is required to facilitate certain conversion processes relating to implementation of the 3L platform.

Notwithstanding the foregoing, management believes mitigating internal controls within the revenue cycle are effective and provide sufficient reliance for financial reporting. Based on management’s evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. We will continue to evaluate and enhance the effectiveness of our disclosure controls and procedures as part of our continuing efforts to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act by December 31, 2009 and the requirements of Section 404(b) of the Sarbanes-Oxley Act by December 31, 2010.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2009, the Company has continued to improve its internal control over financial reporting. These improvements are primarily associated with closing procedures and monitoring of existing control processes and procedures. These changes have resulted from the Company’s continued efforts to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act by December 31, 2009 and the requirements of Section 404(b) of the Sarbanes-Oxley Act by December 31, 2010.

As noted above, during the three months ended September 30, 2009, we identified a material weakness in our change management information technology general controls that affects certain of our legacy information technology applications related to the revenue cycle. These legacy applications will be replaced by the 3L process management and production software platform which we are implementing as part of our continued efforts to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act by December 31, 2009 and the requirements of Section 404(b) of the Sarbanes-Oxley Act by December 31, 2010. We expect the migration to the 3L system to be substantially completed during 2010. However, because our information technology legacy systems will support a significant amount of our revenue in 2010 during the migration to the 3L system, we plan to implement internal controls to mitigate the identified material weakness.

There have been no additional changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with, CenturyTel Services Group, LLC, or CenturyTel, Frontier Directory Services Company, LLC and certain of its affiliates, or Frontier, ACS Media Finance LLC, or ACS Media, CBD Media Finance LLC, or CBD Media, HYP Media, and other LECs. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream could have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media and other LECs could materially harm our business, financial condition and results of operations.

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc., or HT, in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to The Berry Company. In a bankruptcy case commenced by or against any of these LECs, it is possible that all or part of the publishing or other agreements with that LEC could be considered executory contracts and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to The Berry Company under its directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

On December 1, 2008 Hawaiian Telcom Communications, Inc., or HTCI, its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT, or collectively, the HT Debtors, filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The HT Debtors have continued to operate their businesses and manage their properties as debtors in possession. HTCI has stated that the HT Debtors will seek to continue operations without disruption to customers, employees and other critical constituents. A confirmation hearing regarding the HT Debtors’ reorganization plan commenced on November 9, 2009 but had not concluded as of November 11, 2009. If the HT Debtors’ reorganization plan is confirmed without significant changes, the HT Debtors’ senior secured debt will be restructured, the senior secured debt holders will hold a majority of the equity in the reorganized HT Debtors and unsecured creditors will receive a projected 1% to 3% in cash or equity in the reorganized company.

The HT Debtors’ bankruptcy cases have resulted in the loss by HYP Media of its rights under one of its agreements with HT, and could lead to the loss by HYP Media of its rights under certain other of its agreements with HT. This in turn could lead to a decrease or cessation of payments to The Berry Company under its directory services agreement with HYP Media. Further, recent economic conditions and the HT Debtors’ bankruptcy cases have caused us to experience increased collection costs and bad debt expense.

The bankruptcy court granted the HT Debtors’ motion to reject the co-marketing agreement between HYP Media and HTCI. Under that agreement, HTCI had agreed to purchase from HYP Media, in the aggregate, at least $1.5 million of advertising and related services in 2009 and $1.438 million of advertising and related services during each year from 2010 through 2017. As a result of the rejection of the co-marketing agreement, HYP Media will not receive such amounts, which will result in a decrease of payments to The Berry Company under its directory services agreement with HYP Media.

To date, HT has not attempted to reject its publishing agreement with HYP Media and has not objected to HYP Media’s characterization of that agreement as non-executory.

In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due HYP Media in December, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT resumed making payments to HYP Media under the billing and collection services agreement starting with the payments due in January 2009. However, HT may stop making such payments at any time. In May 2009, HYP Media exercised its right to extend the term of the billing and collection services agreement to May 31, 2010. The HT Debtors have identified the billing and collection services agreement as an executory contract that HT will reject upon its emergence from bankruptcy. HYP and HT are engaged in discussions regarding a possible amendment of the billing and collection services agreement and an extension of its term. However, those negotiations may not be successful. If HYP is unable to amend and extend the billing and collection services agreement, it may cause HYP Media, and us, to experience increased collection costs and bad debt expense.

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

We require a significant amount of cash to service our indebtedness. We may not be able to repay our indebtedness and we face the risk of breaching the financial covenants contained in our credit facilities and the indenture governing the Exchange Notes.

Our ability to make payments on and to refinance our indebtedness, including the Exchange Notes, and to fund capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash. This, to a certain extent, is subject to prevailing economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, as mentioned above, our total revenue is expected to decline in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008). We expect our print revenue will continue to decline beyond 2009.

         In the past, our cash flow from operations, available cash and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, that does not mean that this will remain the case in the future. If our business does not generate sufficient cash flows from operations, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay the principal, premium, if any, and interest on our indebtedness, including our credit facilities and the Exchange Notes, or to fund our other liquidity needs.

In addition, our credit facilities and the indenture governing the Exchange Notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants. Given the current economic downturn and as a result of declining print revenue, there is an increased risk regarding our ability to maintain compliance with these debt covenants during 2010. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our revolving credit facility. Noncompliance with the covenants in the indenture governing the Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Exchange Notes. Upon an event of default under the indenture governing the Exchange Notes, all the Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Exchange Notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Exchange Notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders and we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

We may need to refinance all or a portion of our indebtedness, including our credit facilities and the Exchange Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facilities or the Exchange Notes, on commercially reasonable terms or at all.

In the absence of sufficient cash flow from operations, available cash, available borrowings under our credit facilities or a refinancing of our indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the Exchange Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We expect our print revenue to decline in 2009 compared to 2008 and beyond 2009; this decline may not be offset by increases in our other sources of revenue.

We anticipate our print revenue will decline in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2009 for similar reasons. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services; accordingly, our total revenue may also decline beyond 2009. Any decline in total revenue could prevent us from realizing our growth strategies, could make it more difficult for us to repay our indebtedness and comply with the covenants in our credit facilities and the indenture governing the Exchange Notes and could harm our business, financial condition and results of operations.

We expect usage of print Yellow Pages directories will likely continue to decline, which could adversely affect our business.

Overall usage of print Yellow Pages directories in the United States has declined according to the most recent available data. We believe this decline was attributable to a number of factors, including increased usage of Internet search and IYP directory products (particularly in business-to-business and retail categories), the proliferation of very large retail stores for which consumers and businesses may not reference the Yellow Pages, and demographic shifts among consumers, particularly the increase of households in which English is not the primary language spoken. We expect that over the next several years, usage of print Yellow Pages directories will likely continue a secular decline as users increasingly turn to digital and interactive media delivery devices for local commercial search information.

We expect usage of our print directories to follow this pattern of decline. Any decline in usage of our print directories would:

•	impair our ability to maintain or increase our advertising prices;

•	reduce advertising sales in our Yellow Pages directories; and

•	discourage new businesses from purchasing advertising in our Yellow Pages directories.

        Any decline in the usage of our print directories may not be offset in whole or in part by an increase in revenue from our IYP, digital and other non-print products. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, would impair our revenues and could materially harm our business, financial condition and results of operations.

If our Pay4Performance advertising solution or our new sales and service model do not deliver anticipated revenues or if we experience delays in implementing our new sales and service model, our business, financial condition and results of operations could be adversely affected.

During the course of 2009, we have commercially introduced Pay4Performance, a performance-based advertising solution in which advertising customers pay only for qualified leads delivered, in certain of our markets. We plan to introduce Pay4Performance in additional markets during 2010. In addition, in early 2010 we expect to commence the commercial introduction of a new sales and service model that offers advertising customers an integrated suite of print yellow pages, IYP, website development, search engine marketing, search engine optimization and video creation and placement. Our business, financial condition and results of operations could be adversely affected if Pay4Performance or our new sales and service model do not deliver expected revenues or if we are unable to implement our new sales and service model in accordance with the currently planned schedule.

Our business, financial condition and results of operations could be adversely affected if we do not realize anticipated savings from our on-going cost optimization efforts.

Over the past 18 months, we have implemented a number of initiatives to reduce our costs. In connection with the acquisition of the Berry ILOB, we developed and implemented the Synergy Plan, which included two reductions in force in 2008. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to Macmillan. By the end of 2009, we expect that substantially all finished graphics work relating to our print directories will be outsourced to Macmillan. As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan. In addition, we have consolidated and closed several facilities, and other facilities closures may occur in the future. We continue to actively assess and pursue opportunities to reduce costs through measures such as outsourcing, Lean process engineering and other cost-cutting measures. If we are unsuccessful in achieving the savings that are expected to result from our cost optimization efforts, our business, financial condition and results of operations could be adversely affected.

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

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: November 12, 2009	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	President (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ JAMES STIRBIS
	Name:	James Stirbis
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002