Form 10-K
period 2009-12-31
Local Insight Regatta Holdings, Inc.
filed 2010-03-31
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The registrant is a wholly owned indirect subsidiary of Local Insight Media Holdings, Inc. As of June 30, 2009, no shares of the registrant’s voting or non-voting common equity were held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at March 31, 2010
Common Stock, par value $0.01 per share	195,744.22

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

•

“LEC Customer” refers to a customer of ours that is a LEC or has either been granted the exclusive right to publish directories on behalf of an incumbent LEC or is the exclusive publisher of one or more LEC-branded directories.

•	“LIMH” refers to Local Insight Media Holdings, L.P., which owns of record 35.7% of Local Insight Media Holdings.

•	“LIMI” refers to Local Insight Media, Inc., an affiliate of Regatta Holdings and a wholly-owned, indirect subsidiary of Local Insight Media Holdings.

•	“LIYP” refers to Local Insight Yellow Pages, Inc., a wholly owned subsidiary of Regatta Holdings prior to its merger with and into The Berry Company on June 30, 2009.

•	“L.M. Berry” refers to L.M. Berry and Company, a subsidiary of AT&T Inc.

•	“Local Insight Media” refers to Local Insight Media, L.P., an affiliate of ours and the successor to Local Insight Media, LLC.

•	“Local Insight Media Holdings” refers to Local Insight Media Holdings, Inc., which is the indirect parent of Regatta Holdings and Local Insight Media.

•	“our company,” “we,” “our” or “us” refers collectively to Regatta Holdings and its consolidated subsidiaries and their predecessors.

•	“Regatta Holdings” refers to Local Insight Regatta Holdings, Inc.

•	“The Berry Company” refers to The Berry Company LLC, a wholly-owned subsidiary of Regatta Holdings.

•	“WCAS” refers to Welsh, Carson, Anderson & Stowe.

•	“Welsh Holdings Group” refers collectively to the Welsh Regatta Group and the Welsh LIM Group.

•	“Welsh LIM Group” refers to certain funds affiliated with WCAS which prior to June 20, 2008 indirectly owned approximately 70.5% of Local Insight Media.

•	“Welsh Regatta Group” refers to certain funds and individuals affiliated with WCAS which prior to June 20, 2008 indirectly owned 100% of Regatta Holdings.

•	“Windstream” refers to Windstream Corporation.

•	“Windstream Service Areas” refers to Windstream’s local wireline markets as they existed on December 12, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plan,” “potential,” “predicts,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this annual report in Item 1 — “Business,” Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this annual report in Item 1 — “Business,” Item 1A — “Risk Factors,” and Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	expected declines in our revenue;

•	our failure to implement our new business model successfully or in accordance with the currently planned schedule;

•	the risk that the market for the provision of website development, search engine marketing and internet-based video advertising to small and medium-sized businesses will fail to develop;

•	the loss of any of our key LEC Customer agreements;

•	our inability to enforce or fully realize our rights under our LEC Customer agreements, including by reason of the bankruptcy of any of the parties to those agreements or certain third parties;

•	the declining usage of print Yellow Pages directories or a decrease in the number of businesses that advertise with us;

•	the effects of the economic recession and of war, terrorism or catastrophic events;

•

increased competition from incumbent and independent Yellow Pages print and internet directory publishers, internet-based local search companies, search engines and other providers of website development and search engine marketing services, as well as other types of media;

•	reduced benefits of using the Windstream and other incumbent LEC brand names;

•	rapid technological developments and changing preferences in the Yellow Pages publishing and local search industries;

•	our dependence on and ability to maintain satisfactory relationships with third party providers of certain essential products, services and technologies;

•	the use by small and medium-sized businesses of self-service platforms to meet their online advertising needs;

•	the effect of competition in local telephone service on the incumbent LECs’ current leading positions in the markets we serve;

•	our inability to enforce the full scope of our rights under non-competition agreements with third parties, including Windstream;

•	our inability to purchase media from Google, Yahoo! or Microsoft on commercially reasonable terms;

•	disruptions to our operations caused by our conversion to a new process management, billing and collection and production platform and integrating our information technology systems and processes;

•	the failure of our Pay4Performance advertising solution to deliver anticipated advertising revenue;

•	our inability to realize anticipated savings from our on-going cost optimization efforts;

•	failures in the computer and communications systems we rely on;

•	the effect of extending credit to small and medium-sized businesses;

•

a decline in the performance of third party certified marketing representatives, which coordinate sales of advertising to national accounts, or a decision by these representatives to reduce or end their business with us;

•	the loss or impairment of our intellectual property rights;

•	the impact of litigation;

•

the effects of “opt-out” and “opt-in” legislative initiatives, as well as other changes in, or our failure to comply with, government regulations, including franchising laws, accounting standards, zoning laws, environmental laws and taxation requirements;

•	the risk that we may become subject to new or existing sales and use taxes;

•	future changes in directory publishing obligations, and additional regulation regarding use of the internet, data and data security;

•	the loss of key personnel or turnover among, or our failure to adequately train, our sales representatives;

•	the impact of union organizing activity;

•	fluctuations in the price or availability of paper;

•	risks related to our substantial indebtedness and the Regatta exchange notes;

•	the risk that we may be noncompliant with one or more of our financial covenants during 2010 and beyond;

•	risks related to the substantial indebtedness of our affiliates;

•	the increased risk that our affiliates may be noncompliant with one or more of their financial covenants during 2010 and beyond;

•	continued or increased disruption in the credit and equity markets; and

•	other risks and uncertainties, including those listed in Item 1A — “Risk Factors.”

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

ITEM 1	BUSINESS

Our Company

We are a leading provider of local search advertising products and services, offering our core target market of small and medium-sized businesses, or SMBs, a comprehensive range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of local advertising solutions encompasses print Yellow Pages as well as a full range of digital advertising products and services designed to establish, maintain and optimize our advertising clients’ online presence.

Our principal operating subsidiary, The Berry Company LLC, or The Berry Company, primarily serves non-major metropolitan areas and rural and certain suburban markets in 42 states. Our comprehensive set of local search advertising solutions consists of five principal product and service offerings, or revenue generating units: (i) print directory advertising; (ii) website development, production and maintenance; (iii) search engine marketing, or SEM (including delivery of local advertisements through major search engines, such as GoogleTM, BingTM and Yahoo!®); (iv) internet Yellow Pages, or IYP, advertising (including through YellowPages.comTM); and (v) internet-based video advertising. In February 2010, we launched Berry LeadsTM, a new business model which we plan to rollout on a market-by-market basis during 2010 and early 2011. Under the new business model, we rely primarily on third parties to develop, fulfill and support our digital advertising products and services. We believe that outsourcing these rapidly evolving technology-oriented functions will enable us to expeditiously bring high-quality solutions to market and to focus on our core strength of sales and marketing.

SMBs constitute a substantial majority of our approximately 260,000 advertising client accounts. We employ a local sales force that utilizes a consultative sales approach focused on collaborating with the advertiser to develop a tailored local advertising plan using our products and services. We believe our local sales force’s access to our client base is a key competitive advantage, enabling us to serve as a “trusted advisor” to our advertising clients, facilitating our efforts to develop and maintain long-term relationships with them and allowing us to effectively sell our suite of advertising solutions. We believe our local sales force’s ability to develop a comprehensive and customized mix of advertising products based on the advertiser’s unique needs and characteristics positions us to capture a significant share of advertiser spending on local search products and services.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream-branded print and internet directories in the Windstream Service Areas, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. We publish 215 Windstream-branded print directories and 652 print directories on behalf of 133 LEC Customers other than Windstream. We also operate and maintain the WindstreamYellowPages.com website and publish IYP directories on behalf of 32 other LEC Customers. During the year ended December 31, 2009, we published approximately 45,000 IYP advertisements, developed approximately 4,300 websites, sold SEM services to over 3,500 advertisers and created, produced and distributed approximately 140 internet-based video advertisements.

For the year ended December 31, 2009, we generated revenue of $578.1 million. We derive our revenue primarily from the sale of advertising in our print directories. We also generate revenue from our digital advertising products and services and from other services provided to LEC Customers. We believe these digital products and services will comprise an increasing proportion of our revenue for the foreseeable future. For more complete information concerning our financial results, see Item 6 — “Selected Financial Data,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data” included elsewhere in this Annual report on Form 10-K.

At December 31, 2009, we employed approximately 1,050 employees, including a local sales force of approximately 375 sales representatives. None of our employees is currently represented by a union.

Our History

Formation of Windstream Yellow Pages. Windstream was formed in July 2006 upon the merger of Alltel Corporation’s wireline telecommunications business (including Alltel Publishing Corporation, or Alltel Publishing) with Valor Communications Group, Inc. Prior to the merger, Alltel Publishing had published Yellow Pages directories for over 20 years, having increased its presence in the industry following its 1993 acquisition of the publishing business of GTE Directories Service Corporation. Following the merger that formed Windstream, Windstream’s directory publishing business was operated by its wholly-owned subsidiary, Windstream Yellow Pages, Inc., or Windstream Yellow Pages.

The Split-Off. On December 13, 2006, Windstream announced that it would split off Windstream Yellow Pages in a tax-free transaction to the Welsh Regatta Group, which we refer to as the Split-Off. Regatta Holdings was formed to hold Windstream Yellow Pages prior to the Split-Off. The Split-Off was consummated on November 30, 2007. The following transactions occurred in connection with the Split-Off:

•	Windstream contributed all the shares of capital stock of Windstream Yellow Pages to Regatta Holdings.

•	Regatta Holdings entered into senior secured credit facilities consisting of : (i) a $20.0 million senior secured revolving credit facility and (ii) a $66.0 million senior secured term loan facility.

•

In exchange for the transfer to it of all the shares of capital stock of Windstream Yellow Pages, Regatta Holdings: (i) distributed to Windstream a special cash dividend of $40.0 million; (ii) issued additional shares of Regatta Holdings common stock to Windstream (which, together with the existing shares of Regatta Holdings’ common stock held by Windstream, are referred to as the Regatta Shares); and (iii) distributed $210.5 million aggregate principal amount of 11.00% Senior Subordinated Notes due 2017, or the Regatta senior subordinated notes, to Windstream.

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

In connection with the Split-Off, LIYP entered into several commercial agreements with Windstream to define our relationship with Windstream with respect to a number of services. In particular, LIYP entered into a

50-year publishing agreement pursuant to which Windstream granted LIYP an exclusive, royalty-free license to publish Windstream-branded directories in the Windstream Service Areas. LIYP also entered into a billing and collection agreement and a tax sharing agreement in connection with the Split-Off. For more information about these agreements, see “Agreements With Windstream” in this Item 1.

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

Local Insight Media’s operating subsidiaries are CBD Media Finance LLC, or CBD Media, the leading publisher of print and IYP directories in the greater Cincinnati metropolitan area; ACS Media Finance LLC, or ACS Media, the leading publisher of print and IYP directories in the State of Alaska; and HYP Media Finance LLC, or HYP Media, the leading publisher of print and IYP directories in the State of Hawaii. On June 20, 2008, the businesses of Regatta Holdings and Local Insight Media were combined in a transaction pursuant to which:

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

As a result of this combination, we are controlled by the Welsh Holdings Group. The Welsh Holdings Group directly or indirectly owns 87.5% of Local Insight Media Holdings, our indirect parent. Since its founding in 1979, WCAS has organized 15 limited partnerships with total capital of $20 billion. Since its inception, WCAS has invested in more than 159 companies in its target industries and has funded over 650 follow-on acquisitions. For additional information concerning WCAS and our relationship with WCAS, see Item 1A — “Risk Factors — We are controlled by the Welsh Holdings Group, whose interests as equity holders may conflict with yours as a creditor” and Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

The Berry Company is party to directory publishing and services agreements with CBD Media, ACS Media and HYP Media. In addition, under the terms of a consulting agreement, our affiliate, Local Insight Media, Inc., or LIMI, provides operational, administrative and other support to us (although that agreement was suspended effective as of January 1, 2009 and remained suspended as of December 31, 2009). For a description of these agreements, see Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

In November 2008, we completed an offer to exchange all the Regatta senior subordinated notes for 11.00% Series B Senior Subordinated Notes due 2017, or the Regatta exchange notes, which were registered under the Securities Act.

Merger of LIYP into The Berry Company. Between April 23, 2008 and June 30, 2009, LIYP and The Berry Company existed as separate wholly owned subsidiaries of Regatta Holdings. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company surviving the merger and succeeding to all of LIYP’s rights and obligations, including all of LIYP’s publishing agreements and other contracts. We currently do business under the “Berry” brand and have updated our sales and marketing materials accordingly.

The following chart shows the basic organizational structure for Local Insight Media Holdings’ principal operating companies following the combination with Local Insight Media and LIYP’s merger with and into The Berry Company. Dashed lines indicate indirect holdings through one or more holding companies.

Our Strategy and New Business Model

We believe the increasing importance of the internet, the rapid pace of technological change in digital local search advertising and the proliferation of local advertising alternatives have made it more challenging for SMBs to effectively and efficiently generate leads from potential customers. We believe there exists a significant and long-term opportunity to advise and support SMBs in developing and implementing local search advertising solutions that are customized to meet their specific needs.

Our strategy for pursuing this opportunity combines a suite of high-quality local advertising solutions with a redesigned sales and marketing approach that leverages our local sales force’s access to our client base. We believe our client access is a key competitive advantage, enabling us to serve as a “trusted advisor” to our advertising clients, facilitating our efforts to develop and maintain long-term relationships with them and allowing our sales representatives to collaborate with the advertiser to develop a customized mix of advertising products based on the advertiser’s unique needs and characteristics. We believe our local sales force’s consultative sales approach and “on the ground” presence in the markets we serve also positions us to effectively sell our integrated suite of local advertising solutions to new advertising clients.

Consistent with this strategy, in February 2010 we launched Berry Leads, a new business model which we plan to roll out on a market-by-market basis during 2010 and early 2011. Our new business model is intended to enhance our ability to meet the individual needs of our clients in the markets we serve, enabling them to efficiently and effectively generate leads from multiple sources and platforms.

The key elements of Berry Leads include:

•	Comprehensive set of high-quality products. Our integrated suite of local search advertising solutions consists of five principal product and service offerings, or revenue generating units:

•	Print directory advertising.

•	Website development, production and maintenance.

•	SEM services aimed at enhancing advertisers’ online lead generation.

•	The creation and publication of advertisements in IYP directories.

•	The creation and distribution of internet-based video advertisements.

•

Strategic outsourcing. Our new business model relies on the expertise of leading third party vendors for certain products, services and technologies. This approach is intended to accelerate our commercial rollout of the new business model in a scalable manner, to minimize our up-front investment and to enable us to offer products and services to our customers that we believe are best-in-class. This approach is also designed to allow us to focus on our core competence of sales and marketing.

•

Redesigned sales and marketing approach. Our new business model employs a redesigned sales and marketing approach that comprises the following key elements: year-round contacts with, and sales to, customers; a sophisticated client segmentation and account prioritization model designed to create efficiencies in the sales process and facilitate the development of advertising solutions that meet our clients’ needs; demand creation through various media to generate interest in our products and services; enhanced training and talent management for our sales organization; and high-quality customer service.

•

Transparent proof of value. During 2010, we expect to introduce an online Client Dashboard in the markets in which our new business model has been launched. The Client Dashboard has been designed to provide our clients with transparent proof of the value of our services (in terms of website traffic, qualified in-bound calls, click-throughs and emails) and to offer a broad range of performance tracking and account management functionalities.

•

Sophisticated technology platforms. Our new business model relies on a media agnostic production platform as well as advanced customer relationship management, or CRM, systems and technologies designed to provide our sales force with timely access to the information they need to establish, maintain and expand client relationships.

We spent a substantial portion of the year ended December 31, 2009 designing our new business model and planning for its implementation starting in February 2010. Our activities in this regard included conducting research to assess SMB needs and consumer trends in our market areas; developing a detailed go-to-market plan; redesigning our sales and marketing approach; conducting beta trials of our re-designed product and service portfolio; negotiating agreements with third party vendors for certain products, services and technologies for the new business model; designing and starting to implement a comprehensive training program for our local sales force; and designing metrics to track the performance of the new business model.

Markets

We sell our products and services in 815 markets located in 42 states. Our geographic focus is primarily on non-major metropolitan areas and rural and certain suburban markets. The largest market we serve is the Cincinnati metropolitan area, which is the 24th largest metropolitan area in the United States according to the 2000 U.S. Census.

The following table shows the approximate number of advertising clients we served in our top 20 markets and in all our markets collectively:

Market	Approximate Number of Advertising Clients
Cincinnati, Ohio	14,300
Oahu, Hawaii (including Honolulu)	10,900
Rochester, New York	10,200
Hawaiian Neighbor Islands (Big Island, Maui, Kauai, Molokai and Lanai)	8,900
Anchorage, Alaska	7,800
Lincoln, Nebraska	7,000
High Point, North Carolina	4,600
Greater Lexington, Kentucky	4,300
Cabarrus, North Carolina	3,600
Greater Flathead, Montana	3,500
La Crosse, Wisconsin	3,100
Orange County, New York	3,100
Columbia-Jamestown, Missouri	3,000
Mohave, Arizona	2,700
Fairbanks, Alaska	2,700
Dothan, Alabama	2,500
Texarkana, Texas	2,100
Lorain County, Ohio	2,000
Mankato, Minnesota	2,000
St. Charles, Missouri	1,900
Other markets (795)	160,000

Total	260,200

Products and Services

We offer an integrated range of print and digital advertising solutions that generate leads for our core target market of SMBs and enable consumers to efficiently find the products and services they need. Our comprehensive suite of local search advertising solutions consists of the five principal product and service offerings, or revenue generating units: (i) print directory advertising; (ii) website development; production and maintenance; (iii) SEM; (iv) IYP advertising; and (v) internet-based video advertising. These products and service offerings are described below.

Print Directory Advertising. Our print directories are designed to provide potential consumers with easy access to information and advertisers with a cost effective medium to reach potential customers in the geographical area in which the directory is distributed. Each directory generally contains several distinct sections, including: (i) a Yellow Pages section, where information is organized by product or service headings that contain business listings and in-column advertisements; (ii) a White Pages section that lists alphabetically, by last name, the names, addresses, and phone numbers of individuals and businesses in the area served; (iii) a community information section providing reference information about general community services such as government offices, schools and hospitals; and (iv) a coverage map detailing the approximate geographic area covered by the directory.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream-branded print and internet directories in the Windstream Service Areas, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. We publish 215 Windstream-branded print directories and 652 print directories on behalf of 133 LEC Customers other than Windstream. During the year ended December 31, 2009, we published 787 print directories. The number of directories published during 2009 is less than the total number of directories we publish because during 2009 the publication life of 80 of our print directories, whose normal 12-month publication life ended during 2009, was extended by three months. As a result of that extension, those 80 directories will publish in 2010 rather than 2009. We expect to revert to a 12-month publication life for all our directories in 2010.

Our print directories are distributed to virtually all businesses and residences in the geographic areas we serve. Our directories are generally well-established in their communities and have a strong local market presence. Substantially all the directories we publish bear the brand of the incumbent LEC in the market in which the directory is distributed. We believe our directories’ affiliation with the incumbent LEC in substantially all the markets we serve provides us with a competitive advantage, allowing our directories to benefit from identification as the “official” directory publisher in those markets.

Yellow Pages Directories. We believe print Yellow Pages directory advertising remains an important component of advertising programs designed to generate local leads. We offer local businesses a basic listing at no charge in the relevant edition of our Yellow Pages directories. This listing generally includes the name, address and telephone number of the business and is included in alphabetical order in the relevant heading. In addition, we offer local advertisers a range of paid advertising options in our Yellow Pages directories, including: listing advertising (enabling an advertiser to have its listing highlighted, set in a bolder typeface or include extra lines of text to convey additional information); in-column advertising (allowing an advertiser to expand its basic alphabetical listing by purchasing advertising space in the column in which the basic listing appears); display advertising (enabling the advertiser to include a wide range of additional information, graphics, photographs and logos using a broad selection of colors, graphics and photo processes); and specialty/awareness products (which allow advertisers to advertise in a variety of high-visibility locations on or in a directory, including on covers, spines and magnets adhered to the front of the directory, in hardstock insert tabs and in “gatefold” advertisements connected to the front cover of the directory).

White Pages Directories. We publish the White Pages sections of our directories under publishing agreements with Windstream and our other LEC Customers. State public utilities commissions generally require incumbent LECs, including Windstream and other incumbent LECs for which we publish directories, to produce White Pages directories to serve their local service area. In addition, Windstream and our other LEC Customers are generally required to publish and distribute White Pages directories under interconnection agreements with other LECs and resellers of local exchange services. Under our LEC Customer contracts (including our publishing agreement with Windstream), we generally publish and distribute, on the LEC’s behalf, White Pages directories to virtually every residence and business with local wireline telephone service in the area. The White Pages sections of our directories list virtually every residence and business in the coverage area and generally include the name, address and phone number of each residence or business. Similar to advertisers in our Yellow Pages section, White Pages advertisers also have the ability to enhance their listings through bolding and highlighting, extra lines for the inclusion of supplemental information and in-column and display advertisements.

Print Directory Services. We provide our LEC Customers a full range of services relating to print directories, including:

•

Local and national sales. We employ a local sales force, consisting of premises sales representatives and telephone sales representatives to sell print directory advertising. In addition, our national account sales managers represent our products to approximately 150 third-party advertising agents known as certified marketing representatives (“CMRs”), which support national advertisers in connection with the placement of advertisements in multiple Yellow Pages directories throughout the country.

•	Advertising design. We provide design services to create in-column and display advertising, as well as specialty items, for advertising clients.

•	Advertising inventory control. We track the sale of specialty items available for sale to maintain appropriate inventory levels.

•	Advertiser acknowledgement preparation and mailing. Proofs of new and changed display advertisements are generally provided to advertisers prior to a “proof close” cut-off date.

•	Quality review. Extensive quality control procedures are followed to minimize printing errors.

•	Production. We maintain a classified database of listings relating to the production of our print directories.

•	Composition, Printing and Distribution. We manage third party vendors for the composition, printing and delivery of our print directories.

•	Production scheduling. We serve in an administrative capacity to schedule dates and reserve space at the composer, printer and delivery agent for directories.

Website Development, Production and Maintenance. We offer a variety of subscription-based services relating to the development, publication and maintenance of websites. These services are designed to enable clients without a current website presence to establish such a presence quickly, effectively and affordably. For advertising clients that already maintain a website, our services provide an economical solution to upgrade their website and enhance the effectiveness of their online presence.

Our website services are available in various packages, designed to serve the individual advertising client’s needs. These packages include websites with as few as 5, or as many as 20 or more, pages and provide for a variety of related features and services, either included in the package or for an additional fee. We currently offer substantially all the features described below in all our markets. However, certain of the product and service features described below are being introduced as part of the commercial introduction of our new business model, which we launched in February 2010 and which we plan to roll out on a market-by-market basis during 2010 and early 2011.

Our website offerings include:

•

Initial Consultation and Site Design. Information collected by our local sales teams and customer service representatives about the advertiser’s business, including client-specific content, is utilized to tailor the website to address the client’s goals and needs.

•

Optimization and Quality Review. Each website is optimized to promote more effective lead generation through improved search engine rankings, and is submitted on an ongoing basis to a variety of national and local search engines. Additionally, each website undergoes a thorough quality review process prior to being published.

•

On-Going Support and Modification. Clients receive a package of post-publication support, including basic website design and modification services. These support services encompass both maintenance of the website and other modifications of the website’s contents and design theme.

•	Domain Name Registration. In consultation with the client, we obtain, purchase and register a domain name appropriate for the advertiser.

•	Webmail. Clients receive multiple e-mail boxes, compatible with Microsoft Outlook, reflecting the selected domain name.

•

Managed Hosting. Our website services are provided on a managed hosting platform designed to enable reliable daily operation of the client’s website. Each website package includes a hosting solution that provides secure disk storage, daily backups and a monthly data transfer allotment, and is designed to scale with the client’s needs.

•

Unique Telephone Number. Clients may be provided a unique local or 800 number that is forwarded to their business telephone line. Certain information about the calls received through this unique number is tracked and reported to our clients.

Under our new business model, we rely primarily on Yodle, Inc., or Yodle, and Web.com Group, Inc., or Web.com, two leading providers of website design services, to fulfill our website offerings, which we sell to our clients under the “Berry” brand.

During the year ended December 31, 2009, we developed approximately 4,300 websites.

Search Engine Marketing. We develop online promotional programs designed to cost effectively drive traffic to advertising clients’ websites and increase their visibility in the search result pages of major search engines, such as Google, Bing and Yahoo!. We offer specific digital programs, such as “Guaranteed Clicks” and “Premium SEM,” that are designed to maximize the number of clicks, calls and emails generated by the advertiser’s website based on the advertiser’s budget and advertising goals. We are an authorized reseller of Google AdWords, the Google advertising program that offers “pay-per-click” advertising and website-targeted advertising for both text and banner ads. Google AdWords enables advertisers to reach people searching on Google itself, as well as the Google advertising network, which includes both search sites (such as AOL, Ask.com, Netscape and EarthLink) and content sites (such as the websites of The New York Times, CNN, The Wall Street Journal and Business Week). Our SEM services are offered on a subscription basis. Under our new business model, our SEM services are being fulfilled primarily by Yodle and Web.com and sold to advertising clients under the “Berry” brand. During the year ended December 31, 2009, we sold SEM services to over 3,500 advertisers.

IYP Advertising. We offer subscription-based IYP services to our advertising clients. We are authorized to resell online advertising listings on YellowPages.com, a leading national IYP and local search directory, in all the markets that we currently serve. In connection with this relationship, we have created an integrated production platform that enables seamless distribution of advertiser content to the YellowPages.com network. YellowPages.com, a wholly owned subsidiary of AT&T, is a leading national IYP and local search directory, serving as an online source for comprehensive national and local business information. In addition to providing online exposure to consumer business searches, YellowPages.com distributes video profiles that are posted on YouTube TM. In January 2009, YellowPages.com and SuperPages.com (the IYP and online search directory of SuperMedia, Inc., or SuperMedia) entered into a cross distribution agreement that enables our YellowPages.com advertisers to extend the reach of their online advertisements to SuperPages.com, thereby increasing their ability to generate quality leads. For more information regarding our arrangement with YellowPages.com, see “ — Agreements Entered into in Connection with the Berry ILOB Acquisition.”

In addition to serving as a YellowPages.com reseller, we operate the WindstreamYellowPages.com IYP website, which is marketed to advertisers located primarily in the Windstream Service Areas. We also operate IYP directories on behalf of 32 LEC Customers other than Windstream, including CBD Media (CBYP.com), ACS Media (ACSYellowPages.com), HYP Media (HTYellowPages.com), CenturyTel, Inc., or CenturyTel (CenturyLinkYellowPages.com), and Frontier Communications Corporation, or Frontier (FrontierPages.com). Our IYP directories offer online directory search functionality, providing advertisers the opportunity to extend the reach of their advertising. Our IYP directories offer the easy navigation and convenient features of a high-quality digital publication, such as the ability to search by name, keywords and headings, enabling users to search the content of local Yellow Pages advertisements in the relevant geographic area, thereby increasing the relevance of their search results. Our IYP directories also provide advertisers with valuable online exposure prior to the normal print publishing cycle, enabling advertisements to appear sooner and presenting an opportunity for us to accelerate the collection of online advertising revenue. Where we publish an IYP directory, advertising clients receive a listing in both the IYP directory and the corresponding print directory. Advertising clients also have the ability to purchase priority placements in our IYP directories for an additional charge.

During the year ended December 31, 2009, we published approximately 45,000 IYP advertisements.

Internet-Based Video Advertising. We enable advertisers to create high-quality video advertisements over the internet. Our video services include on-site production of videos and related editing and other post-production services. We also offer services that facilitate the placement of video advertisements on a variety of online distribution platforms, including YellowPages.com, other IYP websites, Google, Bing and Yahoo!. Our video services are designed to optimize our clients’ video advertising to comply with current search engine optimization best practices and to promote more effective lead generation through improved search engine rankings. We are party to agreements with TurnHere, Inc., or TurnHere, and Digital Media Communications, Inc., or DMC, for the fulfillment of our video services and with VideoBloom, Inc., or VideoBloom for search engine optimization support for our video services. Our video services are offered under the “Berry” brand on a subscription basis. During the year ended December 31, 2009, we produced and distributed approximately 140 internet-based video advertisements.

Strategic Vendor Relationships for Digital Products and Services. Under our new business model, we outsource substantially all our digital advertising products and services to third party vendors which we believe to be best-in-class. This approach is intended to accelerate our commercial rollout of our new business model in a scalable manner, to minimize our up-front investment and to offer high-quality products and services to our advertising clients. This approach is also designed to allow us to focus on our core competency of sales and marketing.

Our indirect parent, Local Insight Media Holdings, has entered into a number of strategic vendor relationships relating to our portfolio of digital advertising products and services, including:

•	Master service agreements with Yodle and Web.com, two leading providers of website design services, covering fulfillment of our website development and SEM service offerings.

•	A master subscription agreement with Salesforce.com, inc., or SFDC, providing us with access to that company’s customer relationship management, or CRM, platform and tools.

•	A Local Advertising Reseller Agreement with YellowPages.com, or YPC.

•	An agreement with Bluewolf Group LLC covering the implementation and customization of SFDC’s CRM platform and tools.

•	Agreements with TurnHere and DMC for the fulfillment of high-quality video advertisements for placement on the internet.

•	An agreement with VideoBloom, Inc. for search engine optimization support for our video services.

•	Agreements with BTS USA and Cerebyte, Inc. for sales training and execution support in connection with the implementation of our new business model.

Delivery of Transparent Results. In recent years, our SMB clients have expressed an increasing level of interest in receiving information that measures the results of their local advertising expenditures (in terms of leads delivered) and in tying the compensation they pay us to the leads we deliver. During the course of 2009, we commercially introduced Pay4Performance, a performance-based advertising solution under which advertising clients pay only for qualified inbound phone calls delivered from the client’s print Yellow Pages and, in certain larger markets, IYP advertisements. As of December 31, 2009, we offered Pay4Performance in 37 of our markets. We plan to introduce Pay4Performance in 35 additional markets during 2010. At present, Pay4Performance is marketed primarily to clients who would otherwise cancel or significantly decrease their existing advertising program, or to SMBs that have not previously advertised in our print Yellow Pages directories.

During 2010, we expect to introduce an online Client Dashboard in the markets in which our new business model has been launched. The Client Dashboard has been designed to provide advertising clients with up-to-date data to measure the performance of our products and services, including information regarding website traffic, qualified in-bound calls, leads delivered from print advertising, click-throughs and emails. The Client Dashboard has also been designed to enable clients to manage and modify their services online. We intend to enhance the Client Dashboard portal over time to offer additional performance tracking and account management functionality.

Sales and Marketing

The marketing of local search advertising services is primarily a direct sales business which involves both servicing existing accounts and developing new client relationships. We sell advertising to both local and national advertisers. Renewing clients comprise our core advertiser base. For the year ended December 31, 2009, our revenue renewal rate among local advertisers was approximately 77% and our account retention rate among local advertisers was approximately 75%. We believe our high revenue renewal and account retention rates reflect the importance of our print directories to our local advertising clients, for whom Yellow Pages directory advertising has historically been, in many cases, the primary or only form of advertising.

Local Sales. At December 31, 2009, our sales force consisted of approximately 375 sales representatives. Our premises sales force works locally throughout our markets to facilitate the establishment of long-term relationships with local advertisers and to stimulate account and revenue renewal rates.

Our local sales force is divided into two principal groups:

•

Premises sales representatives (approximately 48% of our sales force). These sales representatives interact with clients in person and generally focus on high-revenue clients with whom the sales representative typically interacts on a face-to-face basis at the client’s place of business.

•

Telephone sales representatives (approximately 52% of our sales force). These sales representatives interact with clients by telephone and generally focus on smaller clients with whom the sales representative typically interacts over the telephone.

Utilizing a consultative sales approach focused on collaborating with the advertiser to develop a tailored local advertising plan, members of our sales force sell our entire portfolio of local advertising products and services. Premises sales and telephone sales personnel operating out of 21 offices across the country sell our range of print and digital advertising solutions on behalf of our LEC Customers. We assign either premises representatives or telephone sales representatives to local advertising clients (and potential clients) based on an assessment of the amount of the client’s actual local advertising spend or (under our new business model) the client’s expected local advertising spend.

Our sales force is supported by a client marketing and field execution team, which is responsible for field marketing, account management, digital sales and relationships with our LEC Customers. Our sales force is also supported by product development and management, market research, pricing, data analytics, advertising and public relations functions. These functions are generally centralized and coordinated with local sales management to develop market plans and products tailored to the client base in local markets.

We believe the client access afforded by our sales force is a key competitive advantage for us, enabling us to serve as a “trusted advisor” to our advertising clients. We believe the size, local presence, local market knowledge and experience of our sales force enables us to develop and maintain long-standing relationships with advertisers, which, in turn, promotes a high rate of client renewal and overall satisfaction. In turn, we believe these relationships allow us to respond to market needs and to effectively and efficiently introduce and sell our suite of advertising solutions in the markets we serve. In addition, we believe our local sales force’s consultative sales approach and “on the ground” presence in the markets we serve positions us to effectively sell our integrated suite of local advertising solutions to new advertising clients.

National Sales. National advertising is usually placed by national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, each of which generally purchases advertising in numerous directories. The sale of advertising to national accounts generated approximately 13.3% of our revenue for the year ended December 31, 2009. Third party CMRs handle substantially all the sales and marketing process for national advertisers, including the design of the advertisements, the placement of advertisements in directories and provision of billing services. CMRs place advertisements with directory publishers selected by their clients on a national basis. Some CMRs are stand-alone companies while others are divisions of larger, more diversified advertising agencies. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 150 CMRs, of which the top 20 account for approximately 79% of our national advertising revenue. We employ six national account sales representatives who are dedicated to national sales.

Training. New sales representatives receive approximately four weeks of training immediately upon joining the organization. This initial training is comprised of in-market self paced learning (guided by a learning facilitator and team leader) and classroom training on sales techniques, our portfolio of products and services, best sales practices, customer care and ethics. Following classroom training, new representatives participate in a six week post-training program during which they begin to contact actual clients, working together with an experienced sales person. Following their completion of the formal training program, new sales representatives continue to receive ongoing support from a learning facilitator and participate in additional learning modules. In addition, our training program provides all our sales representatives with access to on-going training, field coaching, mentoring and other opportunities to improve their sales skills.

As part of the planning for the commercial introduction of our new business model, we redesigned our training process to ensure that our entire sales organization is retrained in best sales practices and all the components of our new integrated portfolio of products and services. During 2010 and early 2011, we plan to require all our director-level and manager-level sales employees and all our sales representatives to complete an intensive five day sales execution program that is designed to train participants on the re-designed product and service portfolio, systems, tools, resources and sales practices incorporated into our new business model. For up to 25 days following completion of the five day program, participants will have access to continued learning resources in order to more effectively apply their newly learned skills. In addition, we have adopted a learning tool that is aimed at improving market management and the sales execution process. This learning tool is also designed to enable sales managers to provide sales representatives with “just in time” feedback on opportunities to enhance their performance.

Customer Service. Based in Dayton, Ohio, our customer service organization is responsible for providing ongoing support to our advertisers, LEC Customers, sales force and third party vendors. The support provided by our customer services organization includes responding to billing inquiries, resolution of service and fulfillment issues relating to our products and services, reviewing and resolving client claims and providing outbound assistance for our Pay4Performance program. The customer service organization also monitors and reports on key indicators of client satisfaction, with the objective of helping to optimize our overall operational and financial performance. In addition, the customer service organization works closely with cross-departmental teams to identify opportunities to enhance our clients’ experience, improve lead generation and deliver a greater return on our clients’ investment in our local advertising products and services.

Customers

Advertising Clients. As of December 31, 2009, we had approximately 260,000 advertising client accounts. SMBs are our core target market, constituting a substantial majority of our client advertising accounts. The sale of advertising to local and national clients generated approximately 82.5% and 13.3%, respectively, of our revenue for the year ended December 31, 2009. The remainder of our revenue was generated from additional services provided to LECs and from fees derived from other sources.

Our revenue is not materially concentrated in any individual client industry segment. The breadth of our advertising client base substantially reduces category concentration risk. During the year ended December 31, 2009, no single account generated more than 0.3% of revenue, and our top 10 clients represented approximately 1.3% of our revenue. Additionally, during those same periods, our top 10 print Yellow Pages advertising headings accounted for approximately 19.4% of our revenue and no single print Yellow Pages advertising heading category represented more than approximately 4.9% of our revenue. We believe this lack of client concentration lessens the impact on us of adverse developments in our advertising clients’ industries, even if all companies within a particular industry scale back on their advertising expenditures.

LEC Customers. All our LEC Customers are incumbent LECs (or have either been granted the exclusive right to publish directories by an incumbent LEC or are the exclusive publisher of LEC-branded directories), except for one LEC Customer which is a competitive LEC. All 133 of our directory publishing agreements cover the publication of print Yellow Pages directories and 32 contracts cover the provision of IYP and other digital advertising services. Our contracts with our LEC Customers average two to three years in length, other than our publishing agreement with Windstream, which expires in 2057.

The table below shows certain information about our contracts with our seven largest LEC Customers.

LEC Customer	Description	Number of directory titles published	Circulation of directory titles (in thousands)	Approximate Number of Advertising Clients
Windstream	Incumbent LEC operating in 21 states	215	3,745	66,000
ACS Media	Leading directory publisher in Alaska	10	896	10,000
CBD Media	Leading directory publisher in the Cincinnati metropolitan area	18	2,007	14,300
HYP Media	Leading directory publisher in Hawaii	11	2,228	14,000
CenturyTel	Incumbent LEC operating in 33 states	219	4,021	56,900
Frontier	Incumbent LEC operating in 24 states	142	818	53,200
TDS Telecom	Incumbent LEC operating in 36 states	101	729	10,600

We do not pay any compensation to Windstream under our publishing agreement with Windstream. With respect to our other LEC Customer contracts, we are generally compensated for our services on a commission basis, consisting of a base commission and, in some cases, incentive compensation. For more information about our publishing agreement with Windstream, see “— Agreements With Windstream — Publishing Agreement” below.

ACS Media, CBD Media and HYP Media are all wholly-owned, indirect subsidiaries of Local Insight Media. For a description of our contracts with these companies, see Item 13 — “Certain Relationships and Related Transactions, and Director Independence.” ACS Media is the exclusive publisher of the “official” print directories of Alaska Communications Systems Group Inc., the largest LEC in Alaska. CBD Media is the exclusive publisher of “Cincinnati Bell Directory”-branded yellow pages in the greater Cincinnati metropolitan area. HYP Media is the exclusive publisher of the “official” print directories of Hawaiian Telcom, Inc., the incumbent LEC in Hawaii.

The term of our directory service agreement with CenturyTel continues through May 1, 2012 (subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement). The directories published under our directory services agreement with CenturyTel include all the directories in CenturyTel’s local wireline markets as they existed on May 1, 2007. In July 2009, CenturyTel and Embarq Corporation, or Embarq (another LEC that is not a customer of ours), announced that they had completed a previously announced merger. The combined company does business as CenturyLink. Although CenturyTel’s merger with Embarq does not affect our directory service agreement with CenturyTel, that agreement does not cover any of the Embarq-branded directories published in the local wireline markets owned by Embarq prior to its merger with CenturyTel (and which are now part of the combined CenturyLink operation).

The term of our master publishing agreement with Frontier continues through December 31, 2010 (subject to an automatic one-year extension unless either party notifies the other of its decision not to so extend the term of that agreement). We have commenced negotiations with Frontier regarding a renewal of our directory publishing agreement with that company. Those negotiations may not be successful. The directories published under our directory services agreement with Frontier include all the directories in Frontier’s local wireline markets as they existed on November 13, 2008. In May 2009, Frontier announced that it had signed a definitive agreement with Verizon Communications Inc., or Verizon (another LEC that is not a customer of ours), under which Frontier will acquire approximately 4.8 million access lines in 14 states from Verizon. That acquisition has not yet been consummated. Although Frontier’s transaction with Verizon does not affect our master publishing agreement with Frontier, that agreement does not cover any of the Verizon-branded directories published in the local wireline markets covered by the transaction between Frontier and Verizon.

The termination or nonrenewal of our agreements with CenturyTel or Frontier in accordance with their stated terms or otherwise, or the failure by CenturyTel or Frontier to satisfy their obligations under the agreements to which each is a party, would negatively impact our revenue and could materially harm our business.

Our directory publishing agreement with TDS Telecom will expire upon the publication of all TDS directories published through December 31, 2010. TDS Telecom has informed us that they will not renew their directory agreement with us. We do not believe the non-renewal of our directory publishing agreement with TDS Telecom will have a material adverse effect on our business, financial condition or results of operations.

Agreements With Windstream

In connection with the Split-Off, we entered into a number of agreements with Windstream that define our ongoing relationship with Windstream. Certain of these agreements are summarized below.

Publishing Agreement. Under a publishing agreement dated as of November 30, 2007, Windstream granted us the royalty-free right to be the exclusive official directory publisher of listings and classified advertisements of telephone customers in the Windstream Service Areas. Windstream also granted us an exclusive, royalty-free license for the term of the publishing agreement to use the Windstream trademark in connection with its directory products and related marketing materials in the Windstream Service Areas and to use the WindstreamYellowPages.com domain name in connection with the exercise of our rights under the publishing agreement. Under the publishing agreement, Windstream must purchase not less than an aggregate of $1.4 million of advertising per year through November 30, 2012. Windstream has agreed that during the term of the publishing agreement, it will not sell directory products in the Windstream Service Areas or in those areas in which it published directory products for other LECs as of November 30, 2007. The publishing agreement will remain in effect until November 30, 2057 and will automatically renew for additional one-year terms unless either Windstream or we provide 12 months’ notice of termination. Either party may terminate this agreement prior to its expiration in the event of a material breach of the agreement by the other party that is not cured within 90 days of notice of such breach.

The termination or nonrenewal of our publishing agreement with Windstream in accordance with its stated terms or otherwise, or the failure by Windstream to satisfy its obligations under the publishing agreement, could have a material adverse effect on our business, financial condition and results of operations.

Billing and Collection Agreement. We entered into a billing and collection agreement with Windstream at the closing of the Split-Off. The billing and collection agreement covers our clients for whom Windstream is the provider of local telephone service. Under this agreement, Windstream bills our client and collects amounts due for our publishing services applying its then-current collection procedures. Under the billing and collection agreement, on a semi-monthly basis, Windstream must remit to us the amounts it has billed on our behalf, less a per bill fee and an allowance for bad debt. The billing and collection agreement will remain in effect until November 30, 2010 and may thereafter be renewed for two additional one-year terms, unless we provide Windstream with 60 days’ prior notice of our intention not to renew it. Either party may terminate the billing and collection agreement prior to its expiration date in the event of a material breach of the agreement by the other party that is not cured within 30 days of notice of such breach.

Agreements Entered into in Connection with the Berry ILOB Acquisition

In connection with our acquisition of the Berry ILOB, we entered into a number of commercial agreements with L.M. Berry and its affiliates, including the agreements summarized below.

•

Intellectual Property Agreement and License Agreement. Pursuant to an intellectual property agreement dated as of April 23, 2008, AT&T Inc. assigned and transferred to us certain trademarks, including “The Berry Company,” certain domain names, including www.TheBerryCompany.com, and certain software that is used exclusively in the conduct of the Berry ILOB business. In addition, AT&T Inc. granted us a non-exclusive, royalty-free license to use certain patents owned by AT&T Inc. and certain other intellectual property owned by L.M. Berry that is used in the conduct of the Berry ILOB business.

•

Local Advertising Reseller Agreement. Pursuant to a local advertising reseller agreement dated as of April 23, 2008, YellowPages.com LLC, or YPC, authorized us (together with our affiliates), on an exclusive basis in Alaska, Hawaii, the Cincinnati, Ohio metropolitan area, the Rochester, New York metropolitan area and the Lincoln, Nebraska metropolitan area and on a non-exclusive basis in all the other markets we serve, to: (i) offer and sell YellowPages.com advertising listings to local account clients; (ii) purchase YellowPages.com advertising listings to appear on the YellowPages.com website and network as a result of user searches; and (iii) offer and sell YellowPages.com advertising listings as national or statewide online advertising to appear on the YellowPages.com website and network as a result of user searches. The local advertising reseller agreement has subsequently been amended to extend the scope of the non-exclusive territory to all the geographic areas served by us. Under the local advertising reseller agreement, we are obligated to pay a percentage of our monthly net revenue in respect of YellowPages.com advertising listings sold. If we fail to make certain minimum payments with respect to the exclusive territory, our exclusive authorization will terminate and become a non-exclusive authorization for the remainder of the term of this agreement. We also received a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with its activities under this agreement. The term of the local advertising reseller agreement is 10 years. Upon the expiration of the initial term, the local advertising reseller agreement will automatically renew for successive one-year periods unless either party provides the other party with a notice of termination at least 60 days prior to the end of the then-current term. Either party may terminate this agreement prior to its expiration in the event of a material breach of the agreement by the other party that is not cured within 30 days of notice of such breach.

Publishing, Production and Distribution

The publishing cycle of a typical directory includes several stages beginning with sales and marketing to clients followed by compilation, printing and distribution. The length of time to complete sales and marketing, production and printing depends on the size of the directory’s revenue base. The length of time to complete the distribution stage depends on the size of the market area and number of households and businesses in the local area. The production, printing and distribution cycles are typically much shorter than the sales cycle for a particular book.

Contract entry and advertising creation processes occur immediately upon receipt of a sales contract. Before a directory goes into the book compilation stage, the directory is fully sold. Therefore, substantially all future revenue is known prior to printing and distribution. Although our directories are generally viewed as annual publications, the actual interval between publications may vary. During 2009, we extended the normal 12-month publication life of 236 of our print directories by three months, as a result of which 80 of those directories will publish in 2010 rather than 2009. We expect to revert to a 12-month publication life for all our directories in 2010. The publication schedule is periodically adjusted to accommodate new books. The distribution dates of each directory may change depending on market, economic and competitive conditions, considerations relating to production optimization as well as staffing levels required to achieve individual revenue goals.

Set forth below are descriptions of the major stages of the publication, compilation, printing and distribution process:

•

Sales and Marketing. The sales cycle of a directory varies based on the size of the revenue base and can range from a few weeks to six months. In the months prior to publication, the sales force approaches potential new clients. Potential new clients may be either newly-formed or existing businesses in the area which did not purchase advertising in the most recent edition of a directory. The sales force also contacts existing clients and encourages them to renew and upgrade the size of their advertisements and to purchase other products in our portfolio.

•

Book Compilation. Sales typically cease two months prior to publication, at which time we stop accepting additional clients. Once a directory has closed, pre-press activities commence. Pre-press activities include accuracy checks, finalizing graphics, proofing the advertisements with the client and paginating the directories. We outsource the majority of the finished graphics work relating to our print directories to a third party vendor, Macmillan India Ltd.

•

Printing. Third party vendors print and bind all our directories. In July 2008, Local Insight Media Holdings entered into 10-year printing agreements with World Color Press Inc. (formerly known as Quebecor World (USA) Inc.), or World Color, and Des Plaines Printing, LLC, or Des Plaines. These agreements cover all our directories. In January 2010, Quad/Graphics, Inc., or Quad/Graphics, announced that it had agreed to acquire World Color. That acquisition has not yet closed. Quad/Graphics’ acquisition of World Color does not affect our printing agreement with World Color.

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

We are in the process of migrating from our legacy process management, billing and collection and production system to a software platform supplied by 3L Media AB, or 3L. The 3L system is media agnostic, allowing us to publish advertising to a variety of different platforms. We expect implementation of this system will allow us to better manage every aspect of our publishing cycle, from initial sales calls through production of our print and digital products. The conversion to the 3L software platform is expected to be substantially completed by the end of 2010 and fully completed by the end of the first quarter of 2011. Upon completion of the

3L software platform implementation, we will have substantially reduced the number of our process management systems. In addition, we expect the implementation of this system will allow us to further improve our operational efficiency and benefit from the associated cost savings.

Billing and Credit Control

For customers of Windstream’s telephone services, Windstream provides a variety of billing and collection services to us under a billing and collection agreement. For a description of this agreement, see the section entitled “— Agreements With Windstream — Billing and Collection Agreement” above. For our other LEC Customers, the LEC generally provides billing and collection for those of its own telephone customers who buy advertising from us. In general, after directory proofs are sent to the printer, billing files are produced and sent to the LEC, which then bills the local advertisers over the duration of the print directory cycle. We are generally responsible for billing and collection for those of our advertisers who are not telephone customers of the relevant LEC. The CMRs with which we contract provide billing and collection for our national advertising clients; in turn, we bill the CMRs.

Consistent with industry standards, we offer most local advertisers credit equal to 100% of their advertising dollars and bill advertisers over the duration of the print directory cycle after the book is published. For accounts not covered by our billing and collection agreements with our clients, we manage billing and collection of accounts receivable by conducting initial credit checks of new clients under certain circumstances, reducing the time taken to resolve billing inquiries and, where appropriate, requiring personal guarantees or full or partial payments from business owners. We check all new orders from existing advertising clients for past due payments prior to publishing their new order. When advisable, we use both internal and external data to decide whether to extend credit to a prospective client.

In addition to focusing on the quality of a client’s credit history prior to extending credit, we have developed collection strategies that rely on internal, external and automated means to reach clients who are delinquent in their payment obligations.

We are in the process of migrating from our legacy billing and collection system to a software platform supplied by 3L. We expect implementation of this system will streamline the billing and collection function and allow for enhanced access to client data. The conversion to the 3L software platform is expected to be substantially completed by the end of 2010 and fully completed by the end of the first quarter of 2011.

Raw Materials

Our principal raw material is paper. We used approximately 24.2 million and 33.9 million pounds of directory grade paper in 2009 and 2008, respectively. This reduction in paper usage is primarily due to our decision in 2009 to extend the normal 12-month publication life of 236 of our print directories by three months, as a result of which 80 of those directories will publish in 2010 rather than 2009. We expect to revert to a 12-month publication life for all our directories in 2010. The reduction in paper usage in 2009 was also due to steps we took during the year to optimize printing efficiencies and the non-renewal of certain LEC Customer contracts.

In 2009, we did not purchase paper directly from paper mills; instead, third parties that printed our directories purchased paper on our behalf at market prices that were then charged to us pursuant to the relevant contract. Under our printing contracts, we have the right to purchase paper directly rather than through our third party printers. In 2010 and beyond, we intend to purchase paper either directly or through our third party printers, depending on which option offers us the lowest price. To date, paper costs have represented a small fraction of our costs; thus, fluctuations in the price of paper have had a negligible impact on our financial results.

Competition

The local advertising industry is intensely competitive and rapidly changing. We compete with many different advertising media, including other Yellow Pages print and internet directory publishers, internet-based local search companies, search engines, other providers of website development and search engine marketing (“SEM”) services, newspapers, radio, television, billboards and direct mail.

Competition with Other Print Directory Publishers. The directory publishing industry is highly competitive and most markets are served by multiple publishers. There are, on average, four print directory competitors in each of our markets. These competitors include incumbent publishers, i.e., either owned by incumbent LECs (such as AT&T Inc.), or having agreements to publish directories for incumbent LECs (such as SuperMedia and Dex One Corporation, or Dex One). Our competitors also include independent publishers such as Yellow Book, the U.S. business of Yell Group Ltd. In some areas, we compete in overlapping and adjacent markets with other incumbent publishers, including SuperMedia, AT&T Inc., and Dex One. Many of these incumbent and independent publishers are larger and have greater financial resources than us.

Despite the entrance of independent publishers, incumbent publishers remain the leading providers of directory services in their local markets. The industry possesses barriers to entry that make it difficult for a new entrant to establish operations in a market where an incumbent publisher and one or two independents are already present. We believe incumbent publishers have been effective in competing with independent entrants by clearly differentiating their products based on association with the incumbent LEC and use of its brand, geographical market segmentation, enhanced product features, superior knowledge of the local advertising landscape, an experienced sales staff and a broad base of existing clients. In addition, we believe the need for large numbers of local sales personnel creates a barrier to entry that makes it difficult for a new entrant to establish operations that many smaller independent publishers find difficult to overcome.

We compete with other directory publishers on value, quality features, distribution and usage. We believe we are able to deliver a better value proposition to advertisers in our directories (measured in terms of cost per reference, or an advertiser’s cost per contact generated from advertising through a publisher’s product or service) because of their higher usage in our markets, which we believe is largely due to our long-term presence in these markets, our association with the incumbent LEC and user perception of the accuracy of our directories. As the incumbent publisher in substantially all their markets, we enjoy the brand awareness established by incumbent LECs through the history of their legacy Yellow Pages business.

We also compete with other providers of outsourced directory sales, marketing and publishing services, including Pinnacle Publishing, LLC, Hanson Directory Service, Inc., Directory Publishing Solutions Inc. and Comporium Business Solutions. We believe that given the size of our sales force, the geographic breadth of our presence and our ability to offer a differentiated range of IYP and digital products, we are able to compete effectively with these other providers of outsourced directory services.

Competition with Other Forms of Media Advertising. We also face significant competition from other types of media, including IYP directory publishers, internet-based local search companies, search engines, other providers of website development and SEM services, newspapers, radio, television, billboards and direct mail.

The internet is an attractive medium for local advertisers. As the internet grows and high-speed internet access continues to become mainstream, it has increasingly become a prevalent advertising medium. Through our IYP directories (including WindstreamYellowPages.com, CBYP.com, ACSYellowPages.com and HTYellowPages.com) and through our reseller arrangement with YellowPages.com, we compete directly with the IYP directories of incumbent publishers (such as Superpages.com and Dexknows.com) and of independent publishers (such as Yellowbook.com). In certain markets, we compete with YellowPages.com itself.

We also compete with search engines and portals, such as Google, Yahoo!, Bing and others. These companies typically offer their local advertising products and services through online-only, self-service platforms. We compete with these companies on the basis of our local sales force, our integrated range of product and service offerings and our platform-agnostic technology approach. Although we compete against the self-service offerings of these providers, we also have business relationships with them and believe we provide a valuable service to them by enabling them to connect to a large number of SMBs that are reluctant to expend the time and resources, and develop the expertise, necessary to purchase online advertising via self-service platforms.

In addition, we compete with internet advertising and marketing providers (including those available through wireless applications) that provide classified directory information, such as Business.com (which is owned by Dex One), Citysearch.com and Zagat.com, and with other providers of website development services, SEM services and other emerging technology companies focused on the SMB market, such as Web.com and Yodle (both of which are vendors to us), Clickable, Netopia, ReachLocal, Inc. and smaller local website developers.

Many of these of these competitors are larger and have greater financial resources than us.

Intellectual Property

Under our 50-year publishing agreement with Windstream, we have an exclusive license to produce, publish and distribute directories for Windstream in the Windstream Service Areas. We also have the right to identify ourselves as Windstream’s exclusive official directory publisher in the Windstream Service Areas and the exclusive right to use the Windstream trademark on its directory products in the Windstream Service Areas. In addition, the publishing agreement granted us the exclusive right to use the WindstreamYellowPages.com domain name in connection with our IYP website. See “— Agreements With Windstream” above.

In addition, we license other trademarks used in our business from other LEC Customers under our directory service and publishing agreements with them.

We own the “Berry” and “Berry Leads” trademarks and the registration for the www.TheBerryCompany.com domain name. In addition, we hold a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with our activities under the local advertising reseller agreement. See “— Agreements Entered into in Connection with the Berry ILOB Acquisition — Local Advertising Reseller Agreement” above.

We also use the phrases “White Pages” and “Yellow Pages” in directories that we publish, which the United States Patent and Trademark Office, or the USPTO, deems to be generic. Accordingly, we are unable to exclude others from using them.

Employees

As of December 31, 2009, we employed approximately 1,050 full-time employees, none of whom is a union member. At that date, we had a sales force of approximately 375 sales representatives. We believe our relationship with our employees is good.

In January 2010, we initiated a restructuring, or the 2010 Restructuring Plan, which is designed to enhance efficiency by reducing our cost base and aligning operations with our new business model. The 2010 Restructuring Plan involves a reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. The 2010 Restructuring Plan is expected to be completed by December 31, 2010.

Seasonality

Our business is not significantly impacted by seasonality.

Environmental Matters

Our operations and our owned and leased properties are subject to many laws and regulations relating to the protection of the environment and human health and safety, including those governing air emissions, waste disposal, and the cleanup of contamination. While we believe we are in material compliance with these requirements, we could incur significant fines, penalties, costs or liabilities related to damage claims or remediation obligations in the event we violate these requirements or the permits required for our operations. In addition, because these laws may become more stringent and our processes may change, the amount and timing of future expenditures to achieve or maintain compliance may vary substantially from those currently anticipated.

Some environmental laws may impose liabilities for the investigation and cleanup of environmental contamination on current or former property owners or occupants, regardless of knowledge or the legality of the disposal practices at the time they occurred. Although we are not currently aware of any material obligations at properties that we now own, lease or operate, or previously owned, leased or operated, or at sites to which we have sent our waste for disposal, we may be required to conduct remedial activities in the future which may be material to our business. We also may be subject to claims for property damage, personal injury, natural resource damages or other issues as a result of these matters.

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

Under the terms of our publishing agreement with Windstream and our agreements with other incumbent LECs, we are required to discharge the LEC’s regulatory and contractual obligations to publish White Pages directories in its service areas. If any additional legal requirements are imposed with respect to these obligations, we would be obligated to comply with these requirements, even if this were to increase our publishing costs. Our LEC Customers generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy their publishing obligations. Our ability to effectively compete with directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenue to cover any of these unreimbursed compliance costs.

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents “opt-in,” that is, affirmatively request to receive our print products. Other, less restrictive “opt out,” initiatives would allow residents to request not to receive our print products. Although opt-in and opt-out legislation has been proposed in certain states in which we operate, such legislation has not been adopted in any state or locality in which we operate. If opt-in or opt-out legislation were adopted in our markets, advertisers may perceive that our value proposition is diminished, as the audience that is being reached may decrease. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.

In January 2008, the Public Utilities Commission of Ohio issued an order allowing Cincinnati Bell Telephone Company LLC, or CBT, relief from a state regulatory requirement that obligates LECs to provide their customers with directory information either through a printed directory or free directory assistance. As a result of this decision, CBT telephone customers may now be provided with an online, electronic version of the

White Pages in lieu of a printed directory, although a printed White Pages directory must still be provided to customers on request. Other states and localities in which we operate, have adopted or considered, or are considering, similar measures that would reduce or eliminate the requirement that printed White Pages directories be distributed to substantially all residences and business in LEC service areas. The effect of these initiatives will likely be to reduce the number of printed White Pages directories that are distributed, which could negatively impact our ability to market our paid White Pages advertising products to new and existing clients, which would negatively impact our revenue. Because paid White Pages advertising does not constitute a significant source of revenue for us, we do not believe that these initiatives will have a material adverse effect on our business or our consolidated financial statements.

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

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports electronically with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Regatta Holdings. The address of that site is http://www.sec.gov. The public may also read or copy any materials that have been filed with the SEC at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website address is http://www.localinsightregattaholdings.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at our website under the heading “Review our filings with the SEC.” The information on our website or the SEC website is not part of this annual report and is not incorporated by reference herein.

Code of Ethics

Our indirect parent, Local Insight Media Holdings, has adopted the Local Insight Media Code of Business Ethics and Conduct, which applies to all officers, directors and employees of Local Insight Media Holdings and its subsidiaries (including us). A copy of the Code of Business Ethics and Conduct will be provided without charge to any person who sends a written request to our General Counsel and Secretary at Local Insight Regatta Holdings, Inc., 188 Inverness Drive West, Suite 800, Englewood, Colorado 80112.

ITEM 1A	RISK FACTORS

You should carefully consider the risks described below as well as the other information and data included in this annual report. All of the following risks could materially and adversely affect our business and our consolidated financial statements

Risks Related to our Business

We expect our total revenue to decline in 2010 compared to 2009. We also expect our print revenue to decline beyond 2010; this decline may not be offset by increases in our other sources of revenue.

We anticipate our total revenue will decline in 2010 compared to 2009 due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our digital, IYP and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010. Any decline in total revenue could prevent us from realizing our growth strategies, could make it more difficult for us to repay our indebtedness and comply with the covenants in our credit facilities and the indenture governing the Regatta exchange notes and could have a material adverse effect on our business and results of operations.

Our business could be adversely affected if we fail to implement our new business model successfully or in accordance with the currently planned schedule, or if our new business model does not deliver expected revenue.

In February 2010, we launched Berry Leads, a new business model which we plan to roll out on a market-by-market basis during 2010 and early 2011. We spent a substantial portion of the year ended December 31, 2009 designing our new business model and planning for its implementation. Despite our planning activities, we may not be able to implement our new business model successfully or in accordance with the currently planned schedule. In addition, our new business model, once implemented, may not deliver expected revenue. Our business, financial condition and results of operations could be adversely affected if our new business model does not deliver expected revenue or if we are unable to implement our new sales and service model successfully or in accordance with the currently planned schedule.

The provision of website development, SEM and internet-based video advertising to SMBs is a new and emerging market; if this market fails to develop, we may not be able to grow our business.

The success of our new business model depends on the willingness of a significant number of SMBs to outsource website development, SEM, internet-based video advertising and other online business solutions. The market for these products and services is relatively new and untested. SMBs may fail to adopt our portfolio of digital products and services. Further, if SMBs determine that having an online presence is not giving their businesses a competitive advantage, they would be less likely to purchase our digital products and services. If the market for our website development, SEM and internet-based video advertising fails to grow or grows more slowly than we currently anticipate, or if our digital services and products are not competitive or fail to achieve widespread client acceptance, our business, financial condition and results of operations would be adversely affected.

The loss of any of our key LEC Customer agreements could adversely affect our business.

In connection with the Split-Off, we entered into several agreements with Windstream, including a publishing agreement that expires on November 30, 2057. Under the publishing agreement, Windstream, among other things, appointed us the exclusive official publisher of Windstream-branded print directories in the Windstream Service Areas. In connection with the Berry ILOB acquisition, we assumed L.M. Berry’s directory service contracts with its LEC Customers, including CenturyTel and Frontier.

Each of these agreements may be terminated prior to its stated term under specified circumstances, some of which are beyond our reasonable control. In addition, we could be required, under these circumstances, to undertake extraordinary efforts or incur material excess costs in order to avoid termination of one or-more of these agreements by the counterparty. The termination or nonrenewal of our publishing agreement with Windstream in accordance with its stated terms or otherwise, or the failure by Windstream to satisfy its obligations under the publishing agreement, could have a material adverse effect on our business, financial condition and results of operations.

In addition, the termination or nonrenewal of our agreements with CenturyTel or Frontier, or the failure by CenturyTel or Frontier to satisfy their obligations under the agreements to which each is a party, would negatively impact our revenue and could materially harm our business, financial condition and results of operations. The term of our directory service agreement with CenturyTel continues through May 1, 2012 (subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement). The term of our master publishing agreement with Frontier continues through December 31, 2010 (subject to an automatic one-year extension unless either party notifies the other of its decision not to so extend the term of that agreement). We have commenced negotiations with Frontier regarding a renewal of our directory publishing agreement with that company. Those negotiations may not be successful.

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by or against any of the parties to our LEC Customer agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media and other LEC Customers. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream would have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media or our other LEC Customers could materially harm our business, financial condition and results of operations.

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc., or HT, in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to us. If a bankruptcy case were commenced by or against any of these LECs, it is possible that all or part of the publishing or other agreements with that LEC could be considered an executory contract and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to us under our directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

On December 1, 2008 Hawaiian Telcom Communications, Inc., or HTCI, its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT, or collectively, the HT Debtors, filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The bankruptcy court confirmed the HT Debtors’ reorganization plan on November 13, 2009, although the HT Debtors have not yet exited Chapter 11. The HT Debtors’ bankruptcy cases have resulted in the loss by HYP Media of its rights under one of its agreements with HT. In particular, the bankruptcy court granted the HT Debtors’ motion to reject the co-marketing agreement between HYP Media and HTCI. Under that agreement, HTCI had agreed to purchase from HYP Media, in the aggregate, at least $1.5 million of advertising and related services in 2009 and $1.4 million of advertising and related services during each year from 2010 through 2017. As a result of the rejection of the co-marketing agreement, HYP Media will not receive such amounts, which will result in a decrease of payments to us under our directory services agreement with HYP Media. In addition, recent economic conditions and the HT Debtors’ bankruptcy cases have caused us to experience increased collection costs and bad debt expense in Hawaii.

The HT Debtors’ bankruptcy cases could lead to the loss by HYP Media of its rights under certain other of its agreements with HT. This in turn could lead to a decrease or cessation of payments to us under our directory services agreement with HYP Media. To date, HT has not attempted to reject its publishing agreement with HYP Media and has not objected to HYP Media’s characterization of that agreement as non-executory.

In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due HYP Media in December 2008, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT resumed making payments to HYP Media under the billing and collection services agreement starting with the payments due in January 2009. However, HT may stop making such payments at any time. In May 2009, HYP Media exercised its right to extend the term of the billing and collection services agreement to May 31, 2010. The HT Debtors have identified the billing and collection services agreement as an executory contract that HT will reject upon its emergence from bankruptcy. HYP and HT are engaged in discussions regarding a possible resolution of the dispute regarding the $3.6 million that was not paid in December 2008 and an amendment of the billing and collection services agreement and an extension of its term. However, those negotiations may not be successful. If HYP Media is unable to amend and extend the billing and collection services agreement, it may cause HYP Media, and us, to experience increased collection costs and bad debt expense.

The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

Declining usage of print Yellow Pages directories could adversely affect our business.

In recent years, overall usage of print Yellow Pages directories in the United States has declined. We believe this decline was attributable to a number of factors, including increased usage of internet local search and IYP directory products (particularly in business-to-business and retail categories), the proliferation of local advertising alternatives and the proliferation of very large retail stores for which consumers and businesses may not reference the Yellow Pages. We expect that over the next several years, usage of print Yellow Pages directories may experience a secular decline as users increasingly turn to digital and interactive media delivery devices for local commercial search information.

We expect usage of our print directories to follow this pattern of decline. Any decline in usage of our print directories would:

•	impair our ability to maintain or increase our advertising prices;

•	reduce advertising sales in our Yellow Pages directories, resulting in lower revenue; and

•	discourage new businesses from purchasing advertising in our Yellow Pages directories.

Any decline in the usage of our print directories may not be offset in whole or in part by an increase in revenue from our IYP, digital and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, would impair our revenue and could materially harm our business, financial condition and results of operations.

The continued economic downturn is adversely affecting our business and operating results and causing us to experience declining revenue and to incur increasing collection costs and bad debt expense.

The economic recession that began in 2008 continued and deepened in 2009 and has not abated in 2010. As the global financial crisis broadened and intensified, a severe and prolonged recession has taken hold. Business activity across a wide range of industries and regions is substantially reduced, and many companies, including SMBs, are in serious financial difficulty due to the lack of consumer spending, reduced access to credit, cash flow shortages, deterioration of their businesses and lack of liquidity in the capital markets. Moreover, the economic downturn has led to substantially reduced consumer and business spending, which may accelerate in the foreseeable future.

We derive substantially all our revenue from the sale of local advertising to SMBs. Expenditures by advertising clients are sensitive to economic conditions and in the past have declined in a recession or other periods of uncertainty. As a result of recent economic conditions, we are experiencing declining revenue and increasing collection costs and bad debt expense, including bad debt expense arising in connection with our billing and collection agreements with Windstream and most of our other LEC Customers (pursuant to which agreements the LEC generally provides billing and collection services for those of its own telephone customers who buy advertising from us).

A continuation or worsening of the current economic conditions is likely to lead to reduced demand for our products and services and cause our advertising clients to reduce, delay or cancel their advertising with us. This in turn would result in lower revenue. The current economic conditions are also expected to result in continued difficulty in collecting accounts receivable due to financial difficulty among advertisers, as well as a further increase in our collection costs and bad debt expense. Challenging economic and market conditions may also result in:

•	increased price competition, which may adversely affect our revenue and gross margins;

•	the bankruptcy or insolvency of some of our LEC Customers and our advertising clients, advertisers and/or suppliers; and

•	difficulty in forecasting, budgeting and planning due to limited visibility into economic conditions and the spending plans of our advertising clients.

A prolonged national or regional economic recession, or other events that have produced or could produce major changes in shopping and spending patterns, such as the housing market crisis, the credit crisis or a terrorist attack, would have a material adverse effect on our business, results of operations and financial condition.

We face significant competition that may reduce our market share and harm our financial performance; our competitors have greater resources than we do.

The directory advertising industry is highly competitive. Approximately 75% of total U.S. directory advertising sales are attributable to incumbent publishers, or publishers that are either owned by incumbent LECs (such as AT&T Inc.) or by companies that have agreements to publish directories for incumbent LECs (such as SuperMedia and Dex One). Independent Yellow Pages directory publishers operating in the United States, such as Yellowbook, compete with incumbent publishers (including us) and represent the remaining market share.

In all of our directory publishing markets, we compete with one or more Yellow Pages directory publishers, which are predominantly independent publishers. There are, on average, four print directory competitors in each of our markets. Given the mature state of the directory advertising industry, independent competitors are typically focused on aggressive pricing to gain market share. Independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively in those areas. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets, which affects our ability to attract and retain advertisers and to increase advertising rates. We also compete for local advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these incumbent and independent publishers and traditional media competitors are larger and have greater financial resources than we do. We may not be able to compete effectively with these companies for advertising sales in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We also face significant competition from IYP directory publishers, internet-based local search companies, search engines and other providers of digital products and services. Our IYP offerings compete with those of other incumbent directory publishers (such as SuperPages.com and Dexknows.com) and of independent directory publishers (such as Yellowbook.com), and (in some markets) with YellowPages.com itself. We also compete with search engines and portals, such as Google, Yahoo!, Bing, and with other internet sites that provide classified directory information, such as Business.com (which is owned by Dex One) and Citysearch.com and Zagat.com. Some of these companies have entered into affiliate agreements with other major directory publishers (including us). We also compete with other providers of website development services, SEM services and other emerging technology companies focused on the SMB market, such as Web.com and Yodle (both of which are vendors to us), Clickable, Netopia and ReachLocal, Inc. We may not be able to compete effectively with these other companies, many of which are larger and have greater financial and technical resources than we do, including financial and technical resources needed to develop technological advances necessary to attract and enhance advertising revenue in the future, which could materially harm our business, financial condition and results of operations.

Increased competition in local telephone markets could reduce the benefits of using the Windstream and other incumbent LEC brand names.

The market position of Windstream and the other incumbent LECs with which we have publishing contracts may be adversely affected by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over internet protocol) and demographic factors (such as potential shifts by younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of Windstream and other incumbent LECs. As a result, it is possible that some or all of these incumbent LECs will not remain the primary local telephone services providers in their local service areas. In that event, our right to be the exclusive publisher in that market and to use an incumbent LEC’s brand name on its directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our other commercial arrangements with such incumbent LECs.

If we fail to anticipate or respond adequately to changes in technology and user preferences, or if our digital products and services are not competitive, our strategy for online growth may not be achieved and our competitive position could be materially adversely affected.

The internet has emerged as a significant medium for local advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to the local search industry, primarily as a result of user preferences for electronic delivery of traditional directory information and electronic search engines and services. We expect the use of the wired and wireless internet capable devices by consumers as a means to transact commerce and obtain information about advertisers to continue to result in new technologies being developed and services being provided that will compete with our products and services. Several other companies are developing technologies that allow advertisers to tailor their messages to consumers based on detailed and individualized consumer information and to track and report this individualized information to advertisers to allow them to further refine their advertising initiatives.

Our growth and future financial performance depends on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences. We may not be able to develop our digital products and services in a manner that suits client needs and expectations more quickly and effectively than our competitors, or at all. In addition, our digital products and services may not be able to compete successfully with those offered by other providers of digital, IYP or wireless products and services. If we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our revenue could decline significantly.

We depend on third party vendors for certain essential products, services and technologies. The loss of one or more of these relationships could materially affect our business.

We rely on third party vendors for certain essential products, services and technologies. We depend on the ability of these third parties to perform key operations on our behalf in a timely manner and in accordance with agreed service levels and to attract and retain sufficient qualified personnel to perform these services and deliver these products. We rely on World Color and Des Plaines to print and bind our directories and on DDA and MDS to distribute our directories; on Yodle and Web.com to fulfill our website development, production and maintenance services and our SEM services; on YellowPages.com to fulfill the IYP advertising listings we sell; on TurnHere and DMC to fulfill, and on VideoBloom to provide search engine optimization support for, our internet-based video services; on Macmillan for finished graphics work; on Windstream and our LEC Customers to perform billing and collection services; and on other third parties to provide other important services (including call and performance tracking services). Because of our large print volumes and the specialized nature of binding print directories, there are only a limited number of companies capable of servicing our printing, graphics and distribution needs and for certain billing and collection services.

If we were unable to maintain our current relationships with one or more of these third parties, or with any other third party service providers, we would be required either to hire sufficient staff to perform the provider’s services or deliver the provider’s products in-house or to find an alternative vendor. In most cases, it would be impracticable for us to perform the function internally on a cost-effective basis. We may not be able to find an alternative vendor in time to avoid a disruption of our business or at all, and we cannot be certain that a new vendor’s services would be compatible with our products and services without significant modifications or cost, if at all. Accordingly, the inability or unwillingness of our third party vendors to perform their obligations under their agreements with us, or the termination or failure of one or more of our vendor relationships, could materially harm our business, results of operations and financial condition.

If SMBs increasingly perform advertising tasks on their own, their demand for our digital products and services could decrease, negatively affecting our revenue.

Large internet-based local search companies such as Google, Yahoo! and Microsoft offer online advertising products and services through self-service platforms. As advertisers become more familiar with and experienced in working with these platforms, they may opt to actively manage their own internet presence, in which case demand for our digital products and services may decrease, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our inability to enforce the full scope of certain non-competition provisions may impair the value of our business.

Our publishing agreement with Windstream contains a non-competition agreement pursuant to which Windstream has generally agreed, among other things, not to publish tangible or digital media directory products consisting principally of wireline listings and classified advertisements of subscribers in the Windstream Service Areas or any area in which it published directory products for other LECs as of November 30, 2007. In connection with the Berry ILOB acquisition, L.M. Berry, BellSouth Advertising and Publishing Corporation, or BAPCO, and AT&T Yellow Pages Holdings, LLC, or YPH, entered into a non-competition agreement with us pursuant to which they agreed, for a period of five years, not to compete with us in the business of providing independent outsourced sales forces to LECs as their primary sales force for local sales of paid advertisements. The noncompetition provisions apply to any English language Yellow Pages print directory in the geographic areas we served as of April 23, 2008.

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

We purchase nearly all our search engine click advertising from Google, Yahoo! and Microsoft. If we are unable to purchase search engine click advertising from one or more of these companies, if prices for that advertising significantly increase or if the commercial terms on which the media is sold change, our business, financial condition and results of operations may suffer.

Nearly all the search engine click advertising we purchase is from Google, Yahoo! and Microsoft and a substantial majority of such advertising is from Google. Our success depends to a significant extent on our ability to purchase search engine click advertising from these major internet search companies at reasonable prices. Increased competition or other factors may cause the cost of the search engine click advertising that we purchase from Google, Yahoo! and Microsoft to rise. If our clients’ advertising increasingly migrates to the internet, the price of media may increase substantially. An increase in the cost of search engine click advertising could result in an increase in our costs, an increase in the prices we must charge our advertising clients or a decrease in our ability to fulfill our advertising clients’ service expectations. In addition, the internet search companies that offer the search engine click advertising we purchase may change their operating rules, bidding procedures and commercial terms in ways that prevent us from purchasing media at reasonable prices or at all. Any change in our ability to provide effective online marketing campaigns to our advertising clients may adversely affect our ability to attract and retain clients.

Our conversion to the 3L software platform and our integration of information technology systems is complicated and may disrupt our operations; as a result, we may not be able to realize expected improvements in our operational efficiency and associated cost savings.

We are in the process of migrating from our legacy process management, billing and collection and production system to the 3L software platform. The conversion to the 3L software platform is complicated and is expected to be fully completed by the first quarter of 2011. In addition, we are in the process of combining information technology systems and processes. During the conversion and integration process, which is and will be time-consuming and expensive, we may experience a disruption to, or loss of momentum in, our business, including our ability to fully bill and/or collect from our clients and other disruptions that could harm our client relations, reputation and business. In addition, we may not be able to realize the anticipated cost savings as result of our conversion to the 3L software platform and our integration of information technology systems and processes.

If our Pay4Performance advertising solution does not deliver anticipated revenue, our business, financial condition and results of operations could be adversely affected.

During the course of 2009, we commercially introduced Pay4Performance, a performance-based advertising solution in which advertising clients pay only for qualified leads delivered, in 37 of our markets. We plan to introduce Pay4Performance in 35 additional markets during 2010. We are still in the process of measuring the effectiveness of the Pay4Performance program; however, to date, the Pay4Performance program has failed to achieve budgeted revenue performance. Our business, financial condition and results of operations could be adversely affected if Pay4Performance does not deliver expected revenue or otherwise results in unintended consequences that could negatively impact the value of our print directory advertising.

Our business, financial condition and results of operations could be adversely affected if we do not realize anticipated savings from our on-going cost optimization efforts.

Since mid-2008, we have implemented a number of initiatives to reduce our costs. In connection with the acquisition of the Berry ILOB, we developed and implemented an integration and synergy plan, or the Synergy Plan, which included two reductions in force in 2008. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to Macmillan. By the end of 2009, a majority of all finished graphics work relating to our print directories had been outsourced to Macmillan. As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan. In addition, in January 2010 we initiated the 2010 Restructuring Plan, which is designed to enhance efficiency by reducing our cost base and aligning operations with our new business model. The 2010 Restructuring Plan involves a reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. The 2010 Restructuring Plan is expected to be completed by December 31, 2010. Other force reductions and facility closures may occur in the future. We continue to actively assess and pursue opportunities to reduce costs through measures such as outsourcing, Lean process engineering and other cost-cutting measures. If we are unsuccessful in achieving the savings that are expected to result from our cost optimization efforts, our business, financial condition and results of operations could be adversely affected.

Failures in the computer and communications systems we rely on to operate our business, including data centers, internet connectivity and bandwidth infrastructure, could materially harm our business.

Our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. We rely on third party vendors for various aspects of the communications systems used in connection with our business, including data center, internet connectivity and bandwidth providers. Any disruption in or failure of current or, in the future, new systems could impair our or our third party service providers’ collection, processing or storage of data and the day-to-day conduct of our business. Any financial or other difficulties our vendors face may have negative effects on our business. In addition, we exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. Any failures, interruptions or delays experienced with our computer and communications systems and those of third parties could materially harm our business, financial condition and results of operations.

Our computer and communications systems and those of third party service providers are vulnerable to damage or interruption from a variety of sources. Despite precautions we have taken, a natural disaster or other unanticipated problems that lead to outages or the corruption or loss of data at our facilities could materially harm our business, financial condition and results of operations.

Our business may be adversely affected by our reliance on, and our extension of credit to, SMBs.

SMBs constitute a substantial majority of our client accounts. In the ordinary course of business, we extend credit to these advertisers by allowing the SMBs to pay for their advertising purchases in installments. SMBs, however, tend to have fewer financial resources and higher failure rates than large businesses. In addition, full or partial collection of delinquent accounts can take an extended period of time. In part because of our reliance on SMBs, we recorded $26.6 million in bad debt expense for 2009 (compared to $4.4 million in 2008). SMBs have been adversely affected by the recent economic downturn, which has seen a decline in consumer spending, reduced access to credit, cash flow shortages and the lack of liquidity in the capital markets. In addition, the proliferation of very large retail stores may continue to harm SMBs. We believe these trends are a significant contributing factor to advertisers in any given year choosing not to renew their advertising in the following year. Consequently, our business, operating results and financial condition could be adversely affected by our dependence on and our extension of credit to SMBs.

Sales of advertising to national accounts are coordinated by third parties that we do not control.

For the year ended December 31, 2009, the sale of advertising to national or large regional chains that purchase advertising in several of the directories that we publish accounted for approximately 13.3% of our revenue. Substantially all the revenue derived from national accounts is serviced through CMRs, which are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with national advertisers depend significantly on the performance of these third party CMRs, which we do not control. A number of the CMRs with which we do business have experienced financial difficulty as a result of the current economic downturn. If some or all of these CMRs were unable or unwilling to do business with us or if their performance declines, it could materially impair our ability to generate revenue from our national accounts and our overall financial condition and results of operations. In addition, we face credit risks with CMRs and may be required to write down amounts owed to us if a CMR is unable to pay.

The loss of important intellectual property rights could adversely affect us.

We rely on a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. We own The Berry Company and Berry Leads trademarks and the www.TheBerryCompany.com domain name. In connection with the Split-Off, we received an exclusive, royalty-free 50-year license to use the Windstream trademark in connection with our publication, marketing and distribution of directory products and related marketing materials in Windstream’s service areas. We also received an exclusive, royalty-free 50-year license to use the WindstreamYellowPages.com domain name. In addition, we hold a 10-year, non-exclusive license to use the YellowPages.com trademark in connection with our activities under a local advertising reseller agreement with YellowPages.com LLC. Our ability to continue to use licensed marks is subject to our compliance with the terms and conditions of the respective licenses. These intellectual property rights are important to our business as our advertising sales depend to a large extent on our ability to develop and maintain strong brand recognition in the markets we serve, in particular the Windstream brand and the WindstreamYellowPages.com and YellowPages.com domain names. Consequently, the loss or significant limitation of our rights to use, or injury to the goodwill associated with, the trademarks we license or own could diminish our brand and impair our ability to generate advertising revenue in affected markets.

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

We may be required from time to time to bring lawsuits against third parties to protect our rights in trademarks that we own or license. Similarly, from time to time, we may be party to proceedings whereby third parties challenge our rights to these trademarks. Any such lawsuits or other actions that we bring may not be successful and we may be found to have infringed or be infringing upon the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights, or loss of important intellectual property rights, that are significant to our business, any lawsuits, regardless of the outcome, or threatened litigation could result in substantial costs and diversion of resources, including costs associated with obtaining additional licenses to continue to use such intellectual property rights, and could materially harm our business, financial condition and results of operations.

Litigation could harm our business.

Various lawsuits and other claims typical for a business of our size and nature are pending against us or may be threatened against us from time to time. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication life of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data collection and users of the data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. The defense of these claims and an adverse outcome of any such lawsuit could be costly, could harm our reputation with our clients and otherwise divert the attention of our management.

In addition, from time to time we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. Any potential judgments, fines or penalties relating to these matters may harm our results of operations in the period in which they are recognized.

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

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents “opt-in,” that is, affirmatively request to receive our print products. Other, less restrictive “opt out” initiatives would allow residents to request not to receive our print products. Although opt-in and opt-out legislation has been proposed in certain states in which we operate, such legislation has not been adopted in any state or locality in which we operate. If opt-in or opt out legislation were adopted in our markets, advertisers may perceive that our value proposition is diminished, as the audience that is being reached may decrease. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.

Future changes in applicable laws and regulations may affect our business.

Future changes in federal and state communications laws and regulations applicable to directory publishing obligations could change the competitive landscape or create significant compliance costs for us, each of which could impact our profitability. In addition, as the internet industry develops, specific laws relating to the provision of internet services and the use of digital and internet-related applications may become relevant. Regulation of the internet and internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. Regulations on the use of data and with respect to data security are also still developing. If our regulatory environment becomes more restrictive, including by increased internet regulation, restrictions on the use of data and requirements for the protection of data, our business, results of operations and financial condition could be adversely affected.

Our LEC Customers’ regulatory obligation to publish White Pages directories may change over time, which may result in an increase in our future operating costs or a decline in our revenue.

State public utilities commission requirements generally obligate incumbent LECs, including Windstream and other incumbent LECs for which we publish directories, to publish and distribute White Pages directories to substantially all residences and businesses in the geographic areas they serve. The legal and regulatory provisions also generally require incumbent LECs, in specified cases, to include information relating to the provision of telephone service provided by that LEC and other carriers in the service area, as well as information relating to local and state governmental agencies. Incumbent LECs are also generally required to publish and distribute White Pages directories under interconnection agreements they maintain with other LECs and resellers of local exchange services. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreement with Windstream and our agreements with other incumbent LECs, we are generally required to fulfill the LEC’s regulatory and contractual obligations to publish White Pages directories in its service areas. If any additional legal requirements are imposed with respect to these obligations, we would be obligated to comply with these requirements, even if this were to increase our publishing costs. Our LEC Customers generally would not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy their publishing obligations. Our ability to effectively compete with directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenue to cover any of these unreimbursed compliance costs.

In January 2008, the Public Utilities Commission of Ohio issued an order allowing CBT relief from a state regulatory requirement that obligates LECs to provide their customers with directory information either through a printed directory or free directory assistance. As a result of this decision, CBT telephone customers may now be provided with an online, electronic version of the White Pages in lieu of a printed directory, although a printed White Pages directory must still be provided to customers on request. Other states and localities in which we operate have adopted or considered, or are considering, similar measures that would reduce or eliminate the requirement that printed White Pages directories be distributed to substantially all residences and business in LEC service areas. The effect of these initiatives will likely be to reduce the number of printed White Pages directories that are distributed, which could negatively impact our ability to market our paid White Pages advertising products to new and existing clients, which would negatively impact our revenue.

Our business, financial condition and results of operations could be adversely affected if our print and digital offerings become subject to new or existing state and local jurisdictional sales and use taxes.

We generally charge and/or pass through sales and use taxes on our products and certain services. In the future, states and local jurisdictions may seek to impose sales, use or other transaction-tax obligations on those of our products and services with respect to which we do not currently charge sales and use taxes. A successful assertion by any state or local jurisdiction in which we do business that we should collect sales, use or other transaction taxes on the sale of our products or services could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, and discourage clients from purchasing products or services from us in the future.

Loss of key personnel or our inability to attract and retain highly qualified individuals in the directories publishing business could adversely affect our business.

We depend on the continued services of key personnel, including the experienced senior management team of Regatta Holdings and its affiliates, including Local Insight Media Holdings and LIMI, as well as our regional sales management personnel. Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals in the directories publishing business. Our ability to attract and retain qualified personnel depends on numerous factors, including factors that we cannot control, such as conditions in the local markets in which we operate. Although we believe that we could replace our key employees within a reasonable time should the need arise, the loss of key personnel could harm our business, financial condition and results of operations.

Failure to adequately attract, train and retain sales representatives could adversely affect our business.

Our ability to maintain and grow our revenue depends on the quality and size of our local sales force. Competition for sales representatives can be intense, and we may not be able to attract, integrate and retain additional qualified sales personnel in the future. In addition, a loss of a significant number of experienced sales representatives would likely result in fewer advertising sales in our directories and could adversely affect our business. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate.

In addition, our ability to achieve our objectives will depend, in large part, on our success in effectively training sufficient sales personnel. New hires require significant training and in some cases may take several months before they achieve full productivity, if they ever do. As part of the planning for the commercial introduction of our new business model, we redesigned the training process for our sales representatives. During 2010 and early 2011, we plan to require all our director-level and manager-level sales employees and all our sales representatives to complete an intensive five-day sales execution program that is designed to train participants on the re-designed product and service portfolio, systems, tools, resources and sales practices incorporated into our new business model. If our training programs are ineffective, our sales representatives may not be in a position to effectively sell our portfolio of products and services, which could harm our business, financial condition and results of operations.

Union organizing activity could lead to strikes or work stoppages by some or all of our employees in the future, which could adversely affect our operations.

At December 31, 2009, we employed approximately 1,050 employees, including a local sales force of approximately 375 sales representatives. None of our employees is currently represented by a union. We are not currently aware of any union organizing activity at any of our facilities. However, we cannot guarantee that our relations with our workforce will remain positive, or that union organizers will not be successful should they attempt to organize employees at our facilities in the future. If some or all of our employees were to become unionized and they were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, if some or all of our employees were to become unionized we could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our operations.

Fluctuations in the price or availability of paper could materially affect our costs and, as a result, our profitability.

The principal raw material that we use is paper. In 2009, we did not obtain paper directly from paper mills. Rather, World Color and Des Plaines, which print and bind all our print directories, purchased the paper on our behalf at market prices and then charged them to us under our contracts with these providers. Under our printing contracts, we have the right to purchase paper directly rather than through our third party printers. In 2010 and beyond, we intend to purchase paper either directly or through our third party printers, depending on which option offers the lowest price. Changes in the supply of, or demand for, paper could affect delivery times and cause prices to fluctuate. Our third-party print service providers may not be able to continue to purchase paper at reasonable prices and any increases in the cost of paper could impact the profitability of our print directories and harm our overall operating results and financial condition.

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

We are controlled by the Welsh Holdings Group, which directly or indirectly owns 87.5% of Local Insight Media Holdings, our indirect parent. The Welsh Holdings Group is comprised of certain funds and individuals affiliated with WCAS. Through its ownership, WCAS is able, among other things, to elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation, approve mergers, sales of our stock and sales of substantially all of our assets and control our affairs and policies. In addition, the Compensation Committee of the Board of Directors of Local Insight Media Holdings makes decisions with respect to the compensation and employment terms of our executive officers. The interests of WCAS and its affiliates might conflict with those of the holders of the Regatta exchange notes. For example, the holders of the Regatta exchange notes might want us to raise additional equity from our equity sponsor or other investors to reduce our leverage and pay our debts, while our equity sponsor might not want to increase its investment in us or have its ownership diluted and may instead choose to take other actions, such as selling our assets. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence.”

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Regatta exchange notes and our other financial obligations.

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $543.7 million and up to $19.0 million of additional revolver availability under our credit facilities. However, because of the bankruptcy of the parent company of Woodlands Commercial Bank (formerly Lehman Brothers Commercial Bank), we believe that $3.8 million of such additional revolver capacity will not be available to us. In addition, our existing credit facilities provide an uncommitted incremental facility of up to $100.0 million.

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

We require a significant amount of cash and earnings to service our indebtedness. We may not be able to repay or refinance our indebtedness.

Our ability to make payments on and to refinance our indebtedness, including the Regatta exchange notes, and to fund capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash and earnings. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, as mentioned above, our total revenue is expected to decline in 2010 compared to 2009 and may continue to decline beyond 2010.

In the past, our cash flow from operations, available cash, earnings and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, that does not mean that this will remain the case in the future. If our business does not generate sufficient cash flows from operations or earnings, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay the principal, premium, if any, and interest on our indebtedness, including our credit facilities and the Regatta exchange notes, or to fund our other liquidity needs.

We may need to refinance all or a portion of our indebtedness, including our credit facilities and the Regatta exchange notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our credit facilities or the Regatta exchange notes, on commercially reasonable terms or at all.

In the absence of sufficient cash flow from operations and earnings, available cash, available borrowings under our credit facilities or a refinancing of our indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the Regatta exchange notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We may be unable to remain compliant with our debt covenants during 2010 and beyond.

Our credit facilities and the indenture governing the Regatta exchange notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants.

Given the current economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 and beyond. In addition, the financial covenants contained in our credit facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our credit facilities for the three months ended September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants. In addition to the cost-saving initiatives embodied in the Synergy Plan and the 2010 Restructuring Plan, we have identified other cost-saving measures that could be implemented with the objective of enhancing EBITDA. Management is also carefully monitoring the results of the roll-out of our new business model so that certain budgeted expenditures will only be incurred based on actual performance.

Despite these steps, we may be unable to remain compliant with our debt covenants. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our revolving credit facility. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Regatta exchange notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders or amend our credit facilities and the indenture governing the Regatta exchange notes so as to remain compliant with our debt covenants. Further, we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

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

In addition, our credit facilities contain certain financial covenants requiring us to comply with consolidated leverage ratio, senior secured debt ratio and interest coverage ratio requirements. Our ability to borrow funds for any purpose depends on our satisfying these requirements. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants. Given the current economic downturn and as a result of declining revenue, there is an increased risk regarding our ability to maintain compliance with these debt covenants during 2010 and beyond.

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt and will be allowed to make a one-time dividend payment to our stockholder. This could further exacerbate the risks associated with our substantial leverage.

The terms of the indenture governing the Regatta exchange notes and our credit facilities do not prohibit us or our subsidiaries from acquiring substantial additional debt if we are otherwise in compliance with our financial covenants, including leverage ratios. We can, subject to meeting certain financial covenant tests, incur up to $100.0 million of additional debt under the uncommitted incremental facility provided for in our credit facilities. As of December 31, 2009, we had up to $19.0 million of additional revolver availability under our credit facilities. However, because of the bankruptcy of the parent company of Woodland’s Commercial Bank (formerly Lehman Brothers Commercial Bank), we believe that $3.8 million of such additional revolver capacity will not be available to us. Any borrowings under our credit facilities would be senior to the Regatta exchange notes in right of payment. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Under the tax sharing agreement among Windstream, Regatta Holdings and the Welsh Regatta Group, we are generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the transactions is lost as a result of a disqualifying action taken by any of the Welsh Regatta Group, or by Regatta Holdings or its subsidiaries, after the Split-Off. See “— Risks Related to the Split-Off — Regatta Holdings may be affected by significant restrictions with respect to certain actions that could jeopardize the tax free status of the Split-Off” and “Certain Relationships and Related Transactions — Tax Sharing Agreement Among Windstream, Regatta Holdings and Members of the Welsh Regatta Group.” The amount of any such losses likely would have a material adverse effect on our business.

Regatta Holdings may be affected by significant restrictions with respect to certain actions that could jeopardize the tax-free status of the Split-Off.

The tax sharing agreement restricts Regatta Holdings from taking certain actions that could jeopardize the tax-free status of the Split-Off (which the tax sharing agreement refers to as “disqualifying actions”). See Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Tax Sharing Agreement Among Windstream, Regatta Holdings and Members of the Welsh Regatta Group.” Because of these restrictions, Regatta Holdings may be limited in taking certain actions that would be advantageous to Regatta Holdings.

Risks Related to Our Affiliates’ Indebtedness

Our affiliates’ substantial indebtedness could materially adversely affect our business, financial condition and results of operations.

Subsidiaries of Local Insight Media Holdings other than Regatta Holdings have a significant amount of indebtedness. As of December 31, 2009, such other subsidiaries of Local Insight Media Holdings had total indebtedness of approximately $1.167 billion. In particular, Local Insight Media Finance LLC, a wholly owned, indirect subsidiary of Local Insight Media Holdings, and ACS Media, CBD Media and HYP Media (which are wholly owned subsidiaries of Local Insight Media Finance LLC) are co-issuers of certain senior notes and subordinated notes aggregating approximately $814.9 million as of December 31, 2009. Any default under, or failure to refinance, any such indebtedness could lead to a partial or total cessation of payments to us by ACS Media, CBD Media and HYP Media under their directory publishing agreements with us, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Regatta Exchange Notes and Related Guarantees

The right to receive payments on the Regatta exchange notes will be junior to the rights of lenders under our credit facilities and the senior indebtedness of the guarantors of the Regatta exchange notes, including any of our or the guarantors’ future senior debt.

The Regatta exchange notes are unconditionally guaranteed on a senior subordinated unsecured basis by The Berry Company, Local Insight Listing Management (a wholly owned subsidiary of The Berry Company) and our future restricted subsidiaries. The Regatta exchange notes and the guarantees rank in right of payment behind all of our and the guarantors’ existing and future senior indebtedness, including borrowings under our existing credit facilities, and rank junior in right of payment behind all of our and the guarantors’ future borrowings, except any future indebtedness that expressly provides that it ranks equally or is junior in right of payment to the Regatta exchange notes and the guarantees.

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

Currently, all of our subsidiaries guarantee the Regatta exchange notes. However, it is possible that not all of our subsidiaries will guarantee the Regatta exchange notes in the future. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

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

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the Regatta exchange notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. A court making this determination, however, may apply a different standard or disagree with our conclusions in this regard.

The amount that can be collected under the guarantees will be limited.

Each of the guarantees is limited to the maximum amount that can be guaranteed by a particular guarantor without rendering the guarantee, as it relates to that guarantor, voidable. See “— Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.” In general, the maximum amount that can be guaranteed by a particular guarantor may be significantly less than the principal amount of the Regatta exchange notes.

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

Our main offices are located in Dayton, Ohio and Hudson, Ohio. We own the facilities located in Hudson, Ohio along with a facility in Macedonia, Ohio (which is no longer in use). Our offices in Dayton, Ohio are leased from L.M. Berry. The following table provides information with respect to our principal facilities:

Property location	Approximate square footage	Purpose	Leased or owned	Lease expiration
Dayton, Ohio	89,705 ft2	Administration and production	Leased	2013
Hudson, Ohio	43,813 ft2	Administration	Owned	n/a
Cincinnati, Ohio	22,510 ft2	Sales	Leased	2017
Dayton, Ohio	20,594 ft2	Sales and production	Leased	2010
Rochester, New York	18,132 ft2	Sales	Leased	2014
Macedonia, Ohio	25,555 ft2	Not used	Owned	n/a
Erie, Pennsylvania	17,000 ft2	Production	Leased	2010
Honolulu, Hawaii	15,515 ft2	Sales	Leased	2010
Others (20 facilities)	113,638 ft2		Leased	2010-2014

We consider our properties to be suitable and adequate for their intended purposes.

In January 2010, we initiated the 2010 Restructuring Plan, which is designed to enhance efficiency by reducing our cost base and aligning operations with our new business model. In connection with the 2010 Restructuring Plan, we will cease operations at our facilities in Hudson, Ohio (effective September 30, 2010), Erie, Pennsylvania (effective September 30, 2010) and Matthews, North Carolina (effective March 31, 2010).

ITEM 3	LEGAL PROCEEDINGS

Various lawsuits and other claims typical for a business of our size and nature are pending against us, and we may be involved in future claims and legal proceedings incident to the conduct of our business. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication life of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. Although to date we have not had notice of any material claims relating to defamation or breach of privacy claims, we may be party to litigation matters that could adversely affect our business.

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

ITEM 4	[RESERVED]

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Recent Sales of Unregistered Securities

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

The following table sets forth our selected historical financial data. The following financial data has been derived from our consolidated financial statements. The following financial data of Windstream Regatta Holdings, Inc., which we refer to as our predecessor company, for the period from January 1, 2007 to November 30, 2007, and as of and for the years ended December 31, 2005 and 2006, has been derived from the financial statements of our predecessor company.

The statement of operations data, cash flow data and certain other financial data included in the selected financial data for the year ended December 31, 2008 include The Berry Company’s results of operations for the period from April 23, 2008 (the date The Berry Company acquired the Berry ILOB) to December 31, 2008. Accordingly, such statement of operations data is not directly comparable to the other periods presented. The selected historical financial data below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this annual report.

Regatta Holdings Consolidated Selected Financial Data

(in thousands)

	Year Ended December 31, 2009 (Successor)	Year(1) Ended December 31, 2008 (Successor)	For the(2) Period December 1, 2007 to December 31, 2007 (Successor)	Eleven(2) Months Ended November 30, 2007 (Predecessor)	Year Ended December 31, 2006 (Predecessor)	Year Ended December 31, 2005 (Predecessor)
Statement of operations data:
Revenue	$578,073	$434,572	$10,221	$122,650	$149,732	$155,777
Cost of revenue (exclusive of certain depreciation and amortization included below)	99,435	128,996	7,566	27,903	31,755	33,300
Publishing rights	278,198	212,170	616	14,713	19,043	20,603
Publishing rights paid to Windstream	—	—	—	45,738	58,334	59,297
Selling, general and administrative expense	113,584	101,966	2,800	27,208	30,056	29,036
Consulting fees-affiliate	—	10,000	11,061	—	—	—
Depreciation and amortization	50,652	53,201	2,373	1,488	1,698	1,688
Transaction costs and other charges	495	919	—	3,280	11,146	124

Operating income (loss)	35,709	(72,680)	(14,195)	2,320	(2,300)	11,729
Interest income, net	(20)	(234)	—	—	—	—
Interest expense, net	54,327	49,465	2,515	2,786	2,008	1,790
Other expense, net	508	384	—	7	5	10

Income (loss) before income taxes	(19,106)	(122,295)	(16,710)	(473)	(4,313)	9,929
Income tax provision (benefit)	(1,606)	(46,525)	(5,461)	66	2,626	3,715

Net income (loss)	$(17,500)	$(75,770)	$(11,249)	$(539)	$(6,939)	$6,214

Balance sheet data (at end of period):
Cash and cash equivalents	$6,439	$19,421	$1,758	$1	$1	$1
Total assets	$812,988	$871,068	$675,039	$67,945	$79,921	$78,056
Total debt	$516,364	$539,145	$285,000	$—	$—	$—
Stockholders’ equity	$145,732	$162,886	$237,542	$53,178	$59,951	$58,830
Cash flow data:
Operating activities	$26,010	$27,081	$(10,604)	$5,494	$(3,955)	$3,926
Investing activities	$(12,255)	$(248,472)	$(264,906)	$(100)	$(189)	$(742)
Financing activities	$(26,737)	$239,054	$277,268	$(5,394)	$4,144	$(3,184)
Capital expenditures	$(13,071)	$7,075	$1,938	$100	$213	$764

(1)	Acquisition of the Berry Company on April 23, 2008. See Note 2, Summary of Significant Accounting Estimates, of our consolidated financial statements.
(2)	Change in accounting to the deferral and amortization method. See Note 2, Summary of Significant Accounting Estimates, of our consolidated financial statements.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to and following the consummation of the Split-Off on November 30, 2007 and the acquisition of the Berry ILOB on April 23, 2008. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the Split-Off and the Berry ILOB acquisition, including significantly increased leverage and debt service requirements. You should read this discussion and analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this annual report. This Item contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and expected financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements, including as a result of factors set forth under the sections of this annual report entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this annual report.

Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity or operated the Berry ILOB during all periods presented.

Overview

We are a leading provider of local search advertising products and services, offering our core target market of SMBs a comprehensive range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of local advertising solutions encompasses print Yellow Pages as well as a full range of digital advertising products and services designed to establish, maintain and optimize our advertising clients’ online presence.

Our principal operating subsidiary, The Berry Company, primarily serves non-major metropolitan areas, rural and certain suburban markets in 42 states. Our comprehensive set of local search advertising solutions consists of five principal product and service offerings, or revenue generating units: (i) print directory advertising; (ii) website development, production and maintenance; (iii) SEM (including delivery of local advertisements through major search engines, such as Google, Bing and Yahoo!); (iv) IYP advertising (including through YellowPages.com); and (v) internet-based video advertising.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream-branded print and internet directories in the Windstream Service Areas, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. We publish 215 Windstream-branded print directories and 652 print directories on behalf of 133 LEC Customers other than Windstream. We also operate and maintain the WindstreamYellowPages.com website and publish IYP directories on behalf of 32 other LEC Customers. During the year ended December 31, 2009, we published approximately 45,000 IYP advertisements, developed approximately 4,300 websites, sold SEM services to over 3,500 advertisers and created and produced and distributed approximately 140 internet-based video advertisements.

Our History

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

Merger of LIYP into The Berry Company

Between April 23, 2008 and June 30, 2009, LIYP and The Berry Company existed as separate wholly owned subsidiaries of Regatta Holdings. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company surviving the merger and succeeding to all of LIYP’s rights and obligations, including all of LIYP’s publishing agreements and other contracts. We currently do business under the “Berry” brand and have updated our sales and marketing materials accordingly.

Basis of Presentation

Our predecessor company was a fully integrated business of Windstream; consequently, we derived the financial statements for the eleven months ended November 30, 2007 from the historical financial statements of Windstream. These historical financial statements include the assets, liabilities, businesses and employees reflected in the specific financial accounting records of the entities that comprised the domestic print and IYP directory publishing operations of Windstream prior to the Split-Off.

Because of our predecessor company’s relationship with Windstream prior to the Split-Off, our historical consolidated financial statements are not necessarily indicative of what they would have been had we been operated without the shared resources of Windstream. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, our results of operations and cash flows for the period from January 1, 2008 to April 22, 2008 do not include the operations of the Berry ILOB. Accordingly, our consolidated financial statements for the year ended December 31, 2008 and for the eleven months ended November 30, 2007, are not comparable with our consolidated financial statements for the year ended December 31, 2009 and are not indicative of our future financial consolidated financial statements.

We are managed as a single business unit and report as one reportable segment, and all operations (other than certain services which are outsourced to an affiliate) occur in the United States.

Adoption of Deferral and Amortization Method

In connection with the Split-Off, we adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue and associated direct and incremental costs are recognized over the expected lives of the directories (generally 12 months), commencing in the month of delivery. Under the delivery method of revenue recognition used by our predecessor company, revenue and associated direct and incremental costs are recognized when the book is delivered. We believe the deferral and amortization method of revenue recognition is preferable because print revenue and cost of sales are recognized over the life of the respective directories, thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also the prevalent method other companies use in the Yellow Pages publishing industry. We have presented the adoption of this accounting policy on a prospective basis effective December 1, 2007 in the consolidated financial statements. The initial year of this change in accounting policy had a negative impact on the timing of our revenue recognition. However, this change in accounting policy did not impact the amount or timing of cash flow generated. The same timing of recognition applied to direct and incremental costs for each book published.

Purchase Accounting Adjustments

In connection with the Split-Off and the acquisition of the Berry ILOB, the deferred costs for directories that were scheduled to be published subsequent to November 30, 2007 (in the case of LIYP) and April 23, 2008 (in the case of the Berry ILOB) were recorded at fair value, which represented the estimated billing value of the published directory less the expected costs to complete the directories following the respective transactions. As a result, when such directories were published, the gross margins associated with those directories were less than they otherwise would have been in the absence of purchase accounting. Further, we did not assume or record the deferred directory costs related to those directories that were published prior to the Split-Off or the Berry ILOB acquisition, as these costs represented cost of revenue that would have been recognized subsequent to the Split-Off or the Berry ILOB acquisition under the deferral and amortization method in the absence of purchase accounting. In addition, we did not assume or record net deferred revenue associated with certain directories published prior to the Split-Off or the Berry ILOB acquisition recorded on our predecessor company or the Berry ILOB acquisition balance sheet as of April 23, 2008 (in the case of Berry ILOB). Favorable sales contracts represent customer contracts acquired in the Split-Off for which the cash flow streams associated with post-Split-Off or post-Berry ILOB acquisition customer billings were in excess of our costs to fulfill our obligations under such contracts. Favorable sales contracts were matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts.

Selling, General and Administrative Expense

In connection with the Split-Off, we entered into a transition services agreement with Windstream. Under that agreement, we paid Windstream a fee for certain services it provided to us that it historically provided to our predecessor company, including general finance and accounting functions, information technology applications and support services, human resource functions, and billing and collection services. The transition services agreement terminated in May 2008. During the term of the transition services agreement, we also incurred start-up costs and duplicative expenses, such as back office and administrative support expenses, as we developed internal functions to enable us to operate as a stand-alone entity. These start-up costs, together with costs incurred under the transition services agreement, were approximately $0.3 million for the one-month period ended December 31, 2007 and approximately $2.0 million for the year ended December 31, 2008.

Consulting Fees

In January 2007, WCAS and our affiliate, LIMI, entered into a consulting agreement under which LIMI agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of our subsidiaries. Under the consulting agreement, WCAS agreed to cause us to remit to LIMI the amounts payable. In April 2008, WCAS assigned to us, and we assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. We incurred $10.0 million and $11.1 million in consulting fees under the consulting agreement for the years ended December 31, 2008 and 2007, respectively. On May 13, 2009, Regatta Holdings and LIMI amended the consulting agreement such that LIMI agreed to suspend services rendered under the consulting agreement, effective January 1, 2009. LIMI’s services under the consulting agreement remained suspended throughout the year ended December 31, 2009. Accordingly, there were no fees payable under the consulting agreement for the year ended December 31, 2009. The amendment to the consulting agreement provides that LIMI may, at any time, re-commence services rendered under the consulting agreement.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, print revenue comprised approximately 90.2%, 94.6%, 96.9% and

86.3% of our revenue, respectively. We anticipate print revenue will continue to represent a significant but declining percentage of our revenue in the foreseeable future. Local advertising has represented a substantial majority of our print revenue. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, approximately 82.5%, 86.3%, 97.9% and 87.3% of our print revenue was attributable to local advertisers, respectively and approximately 14.7%, 6.8%, 2.1% and 12.7% of our print revenue was attributable to national advertisers, respectively.

We also generate revenue from our IYP and other digital products and services and other revenue from additional services provided to our LEC Customers. Other revenue is generally derived from directory enhancements that are billed back to our LEC Customers and fees derived from other sources, such as commissions earned by our CMRs. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

Revenue trends can be affected by several factors, including changes in the number of advertising clients, the pricing of advertising and the amount of advertising purchased per client related to competitive, economic or other conditions, changes in the size of our sales force and the introduction of additional products, which may generate incremental revenue. We anticipate our total revenue will decline in 2010 compared to 2009 due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our digital, IYP and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, selling, general and administrative expense, depreciation and amortization, and, effective after the Split-Off, consulting fees paid to LIMI. Prior to the Split-Off, operating expenses also included royalties for publishing rights paid to Windstream that ceased in connection with the Split-Off, and transaction costs incurred by our predecessor company in connection with the Split-Off.

Cost of Revenue

Cost of revenue includes: (i) costs related to the sales and sales support functions, sales commissions paid to the sales force; (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, and distribution; and (iii) certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Prior to the Split-Off, costs directly attributable to producing print directories (for example, paper, printing and distribution) were expensed at the time the relevant directory was distributed, except for a pro rata portion of both revenue and related expenses that were deferred to provide for any contractual secondary deliveries. Subsequent to the Split-Off, we defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, cost of revenue represented 18.3%, 25.4%, 31.0% and 23.2%, of total operating expenses, respectively, and 17.2%, 29.7%, 74.0% and 22.8%, of revenue, respectively. The lower percentage of operating expenses and revenue represented by cost of revenue during the year ended December 31, 2009 compared to 2008 is due primarily to the diminishing impact of amortization expense related to intangible assets associated with favorable sales contracts during the year.

As described below under “Selling, General and Administrative Expense,” we have implemented a number of initiatives to reduce our costs. We continue to actively assess and pursue opportunities to reduce cost of revenue through measures such as outsourcing, lean process engineering and other cost-cutting measures. These activities resulted in significant reductions in cost of revenue in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008) and we expect to benefit from a reduction in cost of revenue in 2010 as compared to 2009.

Publishing Rights

Publishing rights expense represents royalties paid to LEC Customers other than Windstream for the right to publish their print directories and other commissions associated with the sale of IYP and digital products. Publishing rights expense is determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for our LEC Customers. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, publishing rights expense represented 51.3%, 41.8%, 2.5% and 12.2% of total operating expenses, respectively and 48.1%, 48.8%, 6.0%, and 12.0% of revenue, respectively. The higher level of publishing rights expense as a percentage of total operating expenses during the year ended December 31, 2009 was primarily due to lower cost of revenue resulting from cost reduction initiatives implemented during 2009 and 2008 that impacted selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All selling, general and administrative costs are expensed as incurred. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, selling, general and administrative expense represented 20.9%, 20.1%, 11.5% and 22.6% of all operating expenses, respectively, and 19.6%, 23.5%, 27.4% and 22.2% of revenue, respectively. Prior to the Split-Off, our selling, general and administrative expense included the shared costs of other services, including real estate, information technology, legal, finance and human resources, all of which were shared among Windstream’s affiliates. However, since the consummation of the Split-Off and as a result of the termination of the services provided under our transition services agreement with Windstream in May 2008, we now incur and bear these costs directly or, during 2008, indirectly through our consulting arrangement with LIMI (which was suspended during 2009). The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to certain cost reduction initiatives implemented during 2009 and 2008.

Since mid-2008, we have implemented a number of initiatives to reduce our costs. In connection with the Synergy Plan, during 2008 we closed one facility in Birmingham, Alabama, and consolidated two sales offices in Lincoln, Nebraska. During 2009, we consolidated a facility in Macedonia, Ohio, into an office in Hudson, Ohio, and a sales office in Monroeville, Pennsylvania, was closed in November 2009.

As part of these on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009 which were not part of the Synergy Plan and which resulted in the termination of approximately 100 individuals. In addition, in January 2010 we initiated the 2010 Restructuring Plan, which involves the reduction of our employee base by a total of approximately 320 employees and the cessation of operations at our facilities in Hudson, Ohio (effective September 30, 2010), Erie, Pennsylvania (effective September 30, 2010) and Matthews, North Carolina (effective March 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010. We continue to actively assess and pursue opportunities to reduce selling, general and administrative cost through redundancy and overlap analyses and other cost-cutting measures including additional facility closures. These activities have resulted in significant reductions in selling, general and administrative costs in 2009 compared to 2008 (on a pro forma basis giving effect to the acquisition of the Berry ILOB in April 2008). We expect to benefit from further reductions in selling, general and administrative costs in 2010 as compared to 2009.

Under the 2010 Restructuring Plan, we expect to incur employee severance and related costs of approximately $4.4 million in 2010. All such charges will result in future cash expenditures.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we recorded amortization expense related to the identifiable intangible assets, which consist of publishing agreements with useful lives (at the time of the respective transactions) ranging from four to 50 years and customer relationships with a useful life of 20 years.

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, which included a $20.0 million revolving credit facility, and issued $210.5 million of Regatta senior subordinated notes. Effective April 23, 2008, we refinanced the $86.0 million credit facility through a senior secured credit facility, the proceeds of which were used in part to finance the Berry ILOB acquisition. The senior secured credit facility consists of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving credit facility.

In November 2008, we consummated an offer to exchange all the Regatta senior subordinated notes for the Regatta exchange notes, which have been registered under the Securities Act.

As a result of the indebtedness we incurred in connection with the Split-Off and the Berry ILOB acquisition, we incurred cash interest expense of approximately $47.8 million and $44.6 million for the years ended December 31, 2009 and 2008, respectively. Historically, our predecessor company participated in the centralized cash management of Windstream’s bank accounts. Our predecessor company earned interest income on receivables due from Windstream and was charged interest expense for payables due to Windstream. These predecessor intercompany obligations were satisfied and terminated upon the closing of the Split-Off.

Income Tax Provision

Our predecessor company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We filed stand-alone tax returns for the period from November 30, 2007, the date of the Split-Off, to December 31, 2007, and we filed stand-alone tax returns for the period from January 1, 2008 through June 20, 2008, the date of our combination with Local Insight Media Holdings. Subsequent to that combination (as a result of which we became an indirect, wholly owned subsidiary of Local Insight Media Holdings), we have been included in Local Insight Media Holdings’ consolidated federal and state income tax returns. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB’s results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

The separate, combined and other state tax filings of Regatta Holdings were impacted as a result of certain restructuring activities during 2009. As a result of this impact on our state tax filings and other factors influencing our expected future state tax liabilities, we revised our estimate of future state tax filing obligations by jurisdiction. Changes to these estimates included updating income tax rates and revising our blended state rate. Accordingly, our state tax rate changed based on these estimates and may further change depending on future changes to tax rates in applicable jurisdictions. The current period change in state rate resulted in a charge to deferred state taxes of $4.2 million, approximately 22% of pre-tax book income.

Results of Operations

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Our results of operations for the year ended December 31, 2009 and the results of operations for the year ended December 31, 2008 are presented to provide a reasonable comparison of operating activity on a comparative basis between the 2009 and 2008 annual periods. However, the results are not directly comparable and are not necessarily indicative of future results because the results of operations for the year ended December 31, 2008 do not include a full year of results for the Berry ILOB, which was acquired on April 23, 2008. Consequently, there are material differences between the periods.

The following table sets forth our operating results for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Change	%
Revenue	$578,073	$434,572	$143,501	33.0%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	99,435	128,996	(29,561)	(22.9)%
Publishing rights	278,198	212,170	66,028	31.1%
Selling, general and administrative expense	113,584	101,966	11,618	11.4%
Consulting fees — affiliate	—	10,000	(10,000)	(100)%
Depreciation and amortization	50,652	53,201	(2,549)	(4.8)%
Impairment charges	495	919	(424)	(46.1)%

Total operating expenses	542,364	507,252	35,112	6.9%

Operating income (loss)	35,709	(72,680)	108,389	149.1%
Other (income) expenses:
Interest income	(20)	(234)	214	(91.5)%
Interest expense	54,327	49,465	4,862	9.8%
Other expense	508	384	124	32.3%

Loss before income taxes	(19,106)	(122,295)	103,189	(84.4)%
Income tax provision (benefit)	(1,606)	(46,525)	44,919	96.5%

Net loss	$(17,500)	$(75,770)	$58,270	76.9%

Revenue

Revenue of $578.1 million for the year ended December 31, 2009 increased $143.5 million, or 33%, compared to $434.6 million for the year ended December 31, 2008. The increase in revenue was primarily due to our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year. In addition, purchase accounting adjustments resulted in a reduction to revenue in 2008 of approximately $30.0 million. This reduction related primarily to deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that would have been recorded under the deferral and amortization method.

We anticipate our print revenue will decline in 2010 compared to 2009 due to the effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our digital, IYP and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

We expect our print revenue will continue to decline beyond 2010. These expected decreases in our print revenue may not be offset by increases in revenue from our IYP, digital and other non-print products and services (including revenue generated as a result of the rollout of our new business model).

Cost of Revenue

Cost of revenue of $99.4 million for the year ended December 31, 2009 decreased $29.6 million, or 22.9%, compared to $129.0 million for the year ended December 31, 2008. The decrease in the cost of revenue was primarily due to a $33.9 million decrease in amortization of intangible assets associated with favorable sales contracts, an $11.0 million decrease in other amortization of directories in-process margin established in purchase accounting for LIYP and the Berry ILOB, realization of lower printing and production costs associated with the Synergy Plan, other cost reduction initiatives and the impact of extending the life of certain directories. These decreases were partially offset by increased costs associated with our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year.

Publishing Rights

Publishing rights expense for the year ended December 31, 2009 of $278.2 million increased $66.0 million, or 31.1%, compared to $212.2 million during 2008. This increase was due primarily to our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year, as well as an increase in the HYP Media (an affiliate of ours) contractual rate in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ended December 31, 2009 of $113.6 million increased $11.6 million, or 11.4%, compared to $102.0 million during 2008. This increase was primarily due to increased costs associated with our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year. In addition, during the year ended December 31, 2009, bad debt expense increased by approximately $22.2 million, to $26.6 million (or 4.6% of revenue) primarily as a result of the economic downturn. Of the $26.6 million of bad debt expense for 2009, approximately $1.3 million related to a bad debt adjustment remitted by Berry to HYP Media (an affiliate of ours) pursuant to the provisions of the directory services agreement between those companies. These increases were partially offset by benefits achieved during 2009 from our Synergy Plan and other cost reduction initiatives, a $0.8 million decrease in severance costs and a $0.8 million decrease in non-cash share-based compensation expense for 2009 compared to 2008.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Consulting Fees

Consulting fees of $10.0 million were incurred during the year ended December 31, 2008 under our consulting agreement with LIMI. Effective January 1, 2009, LIMI suspended the consulting agreement for the entire year ended December 31, 2009. Accordingly, no consulting fees were recorded for 2009.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2009 decreased $2.6 million, or 4.8%, over the year ended December 31, 2008. This decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships, and was partially offset by higher depreciation costs associated with our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year.

Impairment Charges

Impairment charges of $0.5 million were recorded for the year ended December 31, 2009 that related to certain property held for sale in 2008. Impairment charges of $0.9 million were recorded for the year ended December 31, 2008 related primarily to certain property and vehicles held for sale in 2008.

Interest Expense

Interest expense of $54.3 million for the year ended December 31, 2009 increased $4.9 million, or 9.8%, from $49.4 million during 2008. We incurred higher amortization of deferred financing costs and accretion of debt discount during the year, which is classified as interest expense, ended December 31, 2009 compared to 2008. This increase in these expenses was primarily attributable to our ownership of the Berry ILOB for the full twelve months ended December 31, 2009, compared to our ownership of the Berry ILOB only from the date of acquisition (April 23, 2008) to December 31, 2008 in the prior year.

Income Taxes

The income tax benefit for the years ended December 31, 2009 and 2008 is consistent with our loss before income taxes in each of those periods. Additionally, in 2009 there was a one-time charge for state tax expense related to LIYP’s merger with and into The Berry Company. The tax rates for the years ended December 31, 2009 and 2008 were 8.4% and 38.1%, respectively.

Year Ended December 31, 2008 Compared to the Predecessor Eleven Months Ended November 30, 2007

Our results of operations for the year ended December 31, 2008 and the results of operations for the eleven months ended November 30, 2007 are presented to provide a reasonable comparison of operating activity on a comparative basis between the 2008 and 2007 annual periods. However, the results are not directly comparable and are not necessarily indicative of future results because (i) the period ended December 31, 2008 contains 12 months of operating results and the period ended November 30, 2007 contains 11 months of operating results, (ii) our predecessor company was an affiliate of Windstream and shared certain selling, general and administrative expenses and (iii) of the effect of the change from the delivery method to the deferral amortization method of accounting on the recognition of revenue and related direct and incremental costs prior to the Split-Off. In addition, as a result of the acquisition of the Berry ILOB on April 23, 2008, the results of operations for the year ended December 31, 2008 are not indicative of our future results of operations because such results do not include the Berry ILOB for the full year. As a result, there are material differences between the periods relating to both the acquisition of the Berry ILOB and the timing of revenue and costs primarily associated with the print directory business resulting from our change in revenue recognition accounting policies.

The following table sets forth our operating results for the year ended December 31, 2008 and the operating results of our predecessor company for the eleven months ended November 30, 2007 (in thousands):

	Year Ended December 31, 2008 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)	Change	%
Revenue	$434,572	$122,650	$311,922	254.3%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	128,996	27,903	101,093	362.3%
Publishing rights	212,170	14,713	197,457	1,342.1%
Publishing rights paid to Windstream	—	45,738	(45,738)	(100.0)%
Selling, general and administrative expense	101,966	27,208	74,758	274.8%
Consulting fees — affiliate	10,000	—	10,000	—
Depreciation and amortization	53,201	1,488	51,713	3,475.3%
Impairment charges	919	—	919	—
Transactions costs	—	3,280	(3,280)	(100.0)%

Total operating expenses	507,252	120,330	386,922	321.6%

Operating income (loss)	(72,680)	2,320	(75,000)	(3,232.8)%
Other (income) expenses:
Interest income	(234)	—	(234)	—
Interest expense	49,465	2,786	46,679	1,675.5%
Other expense	384	7	377	5,385.7%

Loss before income taxes	(122,295)	(473)	(121,822)	25,755.2%
Income tax provision (benefit)	(46,525)	66	(46,591)	(70,592.4)%

Net loss	$(75,770)	$(539)	$(75,231)	13,957.5%

Revenue

Revenue of $434.6 million for the year ended December 31, 2008 increased $311.9 million, or 254.3%, compared to $122.7 million for the eleven months ended November 30, 2007. The increase in revenue was primarily attributable to the acquisition of the Berry ILOB in April 2008, which comprised $308.6 million of revenue in 2008 and was not included in the financial results in 2007. The increase in revenue was partially offset by the effect of purchase accounting adjustments that resulted in a reduction to revenue of $30.0 million for the year ended December 31, 2008. Such reduction related primarily to certain deferred revenue associated with directories published prior to the Split-Off and the Berry ILOB acquisition that otherwise would have been recorded under the deferral and amortization method. In addition, during the year ended December 31, 2008, we printed six fewer directories compared to 2007 due to contracts lost with former LEC Customers, representing a $1.5 million decline in revenue for the year.

Cost of Revenue

Cost of revenue of $129.0 for the year ended December 31, 2008 increased $101.1 million, or 362.3%, compared to $27.9 million for the eleven months ended November 30, 2007. This increase related primarily to the acquisition of the Berry ILOB in April 2008 and the related cost of revenue for the period of $57.0 million, which includes margin associated with the amortization of favorable sales contracts of $10.9 million and $0.7 million of margin associated with deferred costs on unpublished directories attributable to the Berry ILOB acquisition. In addition, the margin associated with the amortization of favorable sales contracts intangible assets acquired in the Split-Off resulted in $19.2 million in additional total cost of revenue for the period. The remaining difference is primarily related to the change in accounting policy in the successor period.

Publishing Rights

Publishing rights expense of $212.2 million for the year ended December 31, 2008 increased by $197.5 million, or 1,342.1%, compared to $14.7 million for the eleven months ended November 30, 2007. This increase related primarily to the Berry ILOB’s publishing rights costs of $206.9 million, which were not incurred in 2007. This increase was partially offset by the loss of six directories that were published for LEC Customers in 2007 but not 2008.

Publishing Rights Paid to Windstream

The elimination of publishing rights expense paid to Windstream in the year ended December 31, 2008 reflects the elimination of these expenses under our publishing agreement with Windstream, which was entered into in November 2007 in connection with the Split-Off.

Selling, General and Administrative Expense

Selling, general and administrative expense of $102.0 million for the year ended December 31, 2008 increased $74.8 million, or 274.8%, compared to $27.2 million for the eleven months ended November 30, 2007. The increase was primarily due to additional costs of $63.3 million incurred as result of the Berry ILOB acquisition in April 2008. In addition, in 2008 we incurred costs of approximately $1.3 million under the transition services agreement entered into in connection with the Split-Off, severance and related costs expensed of approximately $1.5 million, higher audit and tax related fees and certain information and technology costs related to the Split-Off that enable us to operate as a stand-alone entity.

Consulting Fees

Consulting fees were $10.0 million for the year ended December 31, 2008. Such fees were paid to LIMI for consulting services under our consulting agreement with that company, which is an affiliate of ours.

Depreciation and Amortization

Depreciation and amortization expense of $53.2 million for the year ended December 31, 2008 increased $51.7 million, or 3,475.3%, compared to $1.5 million for the eleven months ended November 30, 2007. The increase was primarily due to (i) $24.8 million in depreciation and amortization associated with assets acquired in the Berry ILOB acquisition and (ii) $25.6 million in amortization of certain identifiable intangible assets recorded in purchase accounting for the Split-Off.

Impairment Charges

Impairment charges of $0.9 million recorded in the year ended December 31, 2008 primarily relate to certain property and vehicles held for sale at December 31, 2008.

Transaction Costs

Transaction costs of $3.3 million for the eleven months ended November 30, 2007 relate primarily to accounting fees, legal fees and certain other expenses incurred by our predecessor company in connection with the Split-Off.

Interest Expense

Interest expense of $49.5 million was primarily the result of interest incurred on the debt issued in connection with the Split-Off and the financing of the acquisition of the Berry ILOB. Interest expense for the eleven months ended November 30, 2007 represents $2.8 million incurred by our predecessor company on interest charged on intercompany balances with Windstream.

Income Taxes

Income tax benefit of $46.5 million for the year ended December 31, 2008 is consistent with our loss before income taxes. Income tax expense of $0.1 million for the eleven months ended November 30, 2007 is consistent with the loss before income taxes, net of certain non-deductible transaction costs incurred by our predecessor company.

Successor Period — One Month Ended December 31, 2007

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

Selling, General and Administrative Expense

Selling, general and administrative expense of $2.8 million for the period December 1, 2007 to December 31, 2007 was not significantly impacted by the Split-Off.

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

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers typically pay for their advertisements in equal payments over a 12-month period. Generally, payment of our material expenses is based on contractual arrangements and occurs with reasonable predictability throughout the year. Our primary liquidity requirements have historically been for debt service and working capital needs. Our predecessor company historically generated sufficient cash flow to fund its operations and investments and to make periodic dividend payments to our owner prior to the Split-Off, Windstream.

We funded the costs associated with the Split-Off with credit facilities and senior subordinated notes and our acquisition of the Berry ILOB with credit facilities as described under the captions “— Prior Credit Facilities,” “— The Regatta Exchange Notes” and “— Senior Secured Credit Facilities” below. We have significant debt service obligations under our credit facilities and under our senior subordinated notes. In the past, our cash flow from operations, available cash and available borrowings under our credit facilities have been adequate to meet our liquidity needs; however, this may not remain the case in the future for a number of reasons, including current economic conditions and declines in print revenue that may not be offset by increases in revenue from other services we provide. In addition, because of restrictions in our senior secured credit facility and the indenture governing the terms of the Regatta exchange notes, we are restricted in our ability to dispose of material assets and other operations and use the proceeds of such dispositions to meet our liquidity needs. At December 31, 2009, we had approximately $19.0 million available borrowing capacity under our senior secured revolving credit facility. However, $3.8 million of this available borrowing capacity represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured credit facilities. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable to us under our senior secured revolving credit facility.

Given the current economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 and beyond. In addition, the financial covenants contained in our credit facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our credit facilities for the three months ended September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants. In addition to the cost-saving initiatives embodied in the Synergy Plan and the 2010 Restructuring Plan, we have identified other cost-saving measures that could be implemented with the objective of enhancing EBITDA. Management is also carefully monitoring the results of the roll-out of our new business model so that certain budgeted expenditures will only be incurred based on actual performance.

Despite these steps, we may be unable to remain compliant with our debt covenants. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our revolving credit facility. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Regatta exchange notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders or amend our credit facilities and the indenture governing the Regatta exchange notes so as to remain compliant with our debt covenants. Further, we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

The continued economic downturn is resulting in financial difficulty among many advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense, including bad debt expense of $26.6 million and $4.4 million for the periods ended December 31, 2009 and 2008, respectively, arising in connection with our billing and collection agreements with Windstream under which Windstream collects amounts owed to us from Windstream telephone customers, and our arrangements with most of our other LEC Customers under which the LEC provides billing and collection services for those of its own telephone customers who buy advertising from us.

The following table sets forth a summary of cash flows for the years ended December 31, 2009 and 2008 and one month ended December 31, 2007 for our company and for the eleven months ended November 30, 2007 for our predecessor company (in millions):

	Year ended December 31, 2009 (Successor)	Year ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)
Cash flow provided by (used in) operating activities	$26.0	$27.1	$(10.6)	$5.5
Cash flow used in investing activities	(12.3)	(248.5)	(264.9)	(0.1)
Cash flow provided by (used in) financing activities	(26.7)	239.1	277.3	(5.4)

Change in cash and cash equivalents	$(13.0)	$17.7	$1.8	$—

During the year ended December 31, 2009, cash provided by operating activities decreased $1.1 million as compared to 2008. The decrease is primarily due to increased transfers to affiliates and a decrease in accounts payable and accrued liabilities, and is partially offset by the decrease in deferred directory costs. During the year ended December 31, 2008, cash provided by operating activities increased $37.7 million as a result of operating activity associated with a full year of operations after the Split-Off and the acquisition of the Berry ILOB in April 2008. The $16.1 million increase in cash used in operating activities in the one month period ended December 31, 2007, compared to the 11 months ended November 30, 2007, was primarily due to consulting fees paid to LIMI and higher interest expense incurred as a result of debt assumed in the Split-Off.

During the year ended December 31, 2009, cash used in investing activities decreased $236.2 million, as compared to 2008. This decrease is primarily related to the acquisition of the Berry ILOB in the prior year period. Capital expenditures increased $6.0 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase included approximately $8.8 million in expenditures incurred in connection with our ongoing migration from our legacy process management, billing and collection and production system to a software platform supplied by 3L Media AB, or 3L. We expect to incur additional capital expenditures of approximately $4.9 million in 2010 related to the implementation of the 3L platform, which we expect will allow us to operate more effectively and efficiently. Subsequent to the implementation of the 3L platform, we do not anticipate annual capital expenditures to be significant. This increase was partially offset by net proceeds of $0.8 million relating to the sale of certain fixed assets during 2009. During the year ended December 31, 2008, cash used in investing activities reflects $241.3 million associated with the acquisition of the Berry ILOB in April 2008 and $7.1 million in capital expenditures, which were primarily associated with system upgrades and implementation costs for information technology initiatives. Cash used in investing activities increased $264.8 million in the one month ended December 31, 2007 compared to the 11 months ended November 30, 2007. This increase primarily reflected the $263.0 million acquisition price paid in connection with the Split-Off.

During the year ended December 31, 2009, cash used in financing activities included a $0.8 million scheduled principal repayment on our term debt, a $15.6 million payment on our revolving credit facility, and a $10.3 million excess cash flow payment made in accordance with the terms of our senior secured credit facilities.

During the year ended December 31, 2008, cash used in financing activities related primarily to debt issued in conjunction with the Berry ILOB acquisition, debt service costs associated with outstanding debt during the year, and repayments on our revolving credit facility and on the term loan issued in connection with the Split-Off. Cash from financing activities increased $282.7 million for the one month ended December 31, 2007 compared to the 11 months ended November 30, 2007. This increase was primarily due to the issuance of the Regatta senior subordinated notes in connection with the Split-Off.

On March 3, 2010, we paid a $5 million dividend which was ultimately distributed to Local Insight Media Holdings III, Inc., a wholly owned, indirect subsidiary of Local Insight Media Holdings, our indirect parent.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our liquidity needs through January 1, 2011. However, if our business does not generate sufficient cash flows from operations or earnings, we do not realize anticipated cost savings and operating improvements or future borrowings are not available to us under our credit facilities or under alternative financing arrangements, we may be unable to pay our indebtedness, including our credit facilities and the Regatta exchange notes, or to fund our other liquidity needs.

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

The Regatta Exchange Notes

We issued $210.5 million of 11% Series A Senior Subordinated Notes due 2017, or the Regatta senior subordinated notes, in connection with the Split-Off. In November 2008, we consummated an offer to exchange all the Regatta senior subordinated notes for an equal principal amount of 11% Series B Senior Subordinated Notes due 2017, or the Regatta exchange notes. The terms of the Regatta exchange notes are identical in all material respects to the Regatta senior subordinated notes, except that the Regatta exchange notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008.

The Regatta exchange notes are unsecured and subordinated in right of payment to all existing and future secured indebtedness of Regatta Holdings and its subsidiaries, including to our current senior secured credit facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Regatta exchange notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under the current senior secured credit facility.

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

If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in the indenture governing the Regatta exchange notes. Given the current economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with the covenants in the indenture governing the Regatta exchange notes during 2010 and beyond. See “Liquidity and Capital Resources” above for additional information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

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

In general, borrowings under the credit facilities bear interest, at our option, at either the LIBOR rate or a base rate, in each case plus an applicable margin. The LIBOR loans and base rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan is LIBOR plus 4% or base rate plus 3%. The effective interest rate of December 31, 2009 was 7.3%. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of 0.5% per annum (adjusted periodically based on our consolidated leverage ratio). We can prepay all or any portion of the outstanding borrowings under the credit facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Payments of principal under the credit facilities are generally due quarterly. The credit facility also requires us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. As of December 31, 2009, $11.3 million was due under this requirement; such amount is scheduled to be paid in April 2010.

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

The credit facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the credit facilities require compliance with financial and operating covenants. For the period July 1, 2009 through June 30, 2010, the minimum consolidated interest coverage ratio is 1.75 to 1, the maximum consolidated leverage ratio is 6.00 to 1 and the maximum consolidated senior secured debt ratio is 3.75 to 1. As defined in the agreement, at December 31, 2009, we had a consolidated interest coverage ratio of 2.06 to 1, a consolidated leverage ratio of 5.40 to 1 and a consolidated senior secured debt ratio of 3.29 to 1.

The financial covenants contained in our credit facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period). For the period July 1, 2010 through June 30, 2011, the minimum consolidated interest coverage ratio will be 1.85 to 1, the maximum consolidated leverage ratio will be 5.75 to 1 and the maximum consolidated senior secured debt ratio will be 3.25 to 1.

If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in our credit facilities. There is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 given the current economic downturn and as a result of declining print revenue, coupled with the more stringent financial covenants contained in our credit facilities. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowed consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our credit facilities for the three months ended September 30, 2010. See “Liquidity and Capital Resources” above for additional information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

Our credit facilities and the indenture governing the Regatta exchange notes contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2009 (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$543.7	$22.3	$—	$5.7	$515.7
Interest expense(1)	314.5	48.3	96.2	95.2	74.8
Operating lease obligations	12.9	4.0	5.3	2.9	0.7

Total	$871.1	$74.6	$101.5	$103.8	$591.2

(1)

Interest expense reflects an assumed weighted average interest rate of 9.0%. A 0.125% increase or decrease in the weighted average interest rate applicable to our indebtedness would change pro forma interest expense and net loss by approximately $0.4 million and $0.2 million, respectively, for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with GAAP. The application of GAAP requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a discussion of our significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

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

Generally, White and Yellow Pages directories are published with 12-month lives. From time to time, publication dates may be changed for certain directories in order to more efficiently manage work and customer flow. For example, during 2009 the publication of 236 print directories, whose normal 12-month publication life ended during 2009, was extended by three months. As a result of that extension, 80 of our print directories will publish in 2010 rather than 2009. We expect to revert to a 12-month publication life for all our directories in 2010. Publication date changes do not have a significant impact on recognized revenue as sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives.

Prior to November 30, 2007, our predecessor company recognized revenue and associated direct and incremental costs as of the date respective publications were published and delivered. For directories with a secondary delivery obligation, our predecessor company deferred a portion of its revenue and related directory costs based on margins achieved for each directory until secondary delivery occurred.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers and are generally billed for advertising on a pro rata basis over the customer contract period, which is generally 12 months. Accounts receivable are recorded at estimated net realizable value and are generally unsecured and due within 30 days.

Credit Collections and Bad Debt Expense

Since most of our print and online products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local print and online advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations.

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

For the predecessor period, costs incurred in the production of directories prior to publication were capitalized and then matched to revenue for the directory and recognized upon delivery. These costs included costs directly related to sales, production, printing and distribution of each directory, including labor, materials, and related overhead costs. For directory contracts with a secondary delivery obligation, our predecessor company deferred a portion of its revenue and related directory costs based on achieved margin for each directory until secondary delivery occurred. As a result, a portion of revenue and related expenses for a given book may not have been recognized until up to a year after the initial publication date.

Publishing Rights Payable

The successor and predecessor companies pay a royalty to the telephone companies on whose behalf we publish directories based on the advertising revenue earned and a percentage specified by the related contracts. In addition, our predecessor company paid a royalty to Windstream for certain publishing rights that ceased upon the closing of the Split-Off. Effective for all periods after November 30, 2007, revenue and related expense associated with directories, including publishing rights royalties, are recognized under the deferral and amortization method. For our predecessor company, revenue and related expense associated with directories, including publishing rights royalties, were recognized at the time of delivery. For both the predecessor and successor companies, the publishing rights royalties are remitted to the telephone companies on a pro rata basis or in accordance with billed advertising revenue, typically over 12 months.

Business Combinations

We account for all business combinations using the purchase method, which requires the allocation of purchase price to the fair value of the assets acquired and liabilities assumed. Furthermore, intangible assets are recognized apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Goodwill and Other Intangible Assets

We review goodwill for impairment annually on October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using primarily the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of our management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The annual goodwill impairment analysis which we performed during the fourth quarter of 2009, did not result in an impairment charge. Utilizing the recorded balances as of October 1, 2009, the excess of fair value over carrying value of our reporting unit was approximately $64.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10 percent decrease to the fair value of the reporting unit. This hypothetical 10 percent decrease would result in excess carrying value over fair value of approximately $10.0 million for our reporting unit.

The application of business combination and impairment accounting requires the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of our management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Income Taxes

On January 1, 2007, we adopted accounting standards for uncertain tax positions. See Note 10 in the Notes to consolidated financial statements in Item 8 of this Form 10-K for further discussion.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation accounting standards for uncertain tax positions, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Our federal tax return and state tax returns in Ohio, Georgia, Kentucky, Nebraska, North Carolina, Texas and Pennsylvania have been identified as “major” taxing jurisdictions.

At December 31, 2009, we had federal net operating loss carry-forwards of approximately $45.2 million and various state net operating loss carry-forwards, which will begin to expire in periods 2016 through 2029. The determination of state net operating loss carry-forwards is dependent on taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carry-forwards. We establish valuation allowances, when necessary, to reduce the deferred tax assets to amounts expected to be realized. As of December 31, 2009 and 2008, we recorded a valuation allowance of approximately $1.1 million and $0.9 million, respectively, related to certain state loss carry-forwards which are expected to expire before utilization. Utilization of the acquired net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the net operating loss carry-forwards before utilization.

Recent Accounting Standards and Pronouncements

In October 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our consolidated financial statements.

Recently Adopted Standards and Pronouncements

On October 1, 2009, we adopted the guidance issued by the FASB which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of previously released guidance. The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2009, we adopted the guidance issued by the FASB to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted this guidance effective July 1, 2009. The adoption of this guidance did not affect our consolidated financial statements.

On July 1, 2009, we adopted the guidance issued by the FASB which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this guidance sets forth: (i) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance had no impact on our consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results.

On March 31, 2009, we adopted the guidance issued by the FASB which amended authoritative guidance regarding interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB related to business combinations which: (i) requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, (ii) requires us to expense acquisition costs as incurred and (iii) does not permit us to record certain restructuring activities as a component of purchase accounting. In addition the guidance amended and clarified application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB which amended and expanded the disclosure requirements of derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of them. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the Emerging Issues Task Force (the “EITF”) which requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we do not hold significant investments in marketable equity securities, we are not subject to material market risk from changes in marketable equity security prices. In addition, because we do not have business operations in foreign countries, we are not subject to foreign currency exchange rate risk.

Our borrowings under our current senior secured credit facilities are floating and therefore subject to interest rate risk. In general, borrowings under our senior secured credit facilities bear interest, at our option, at either the LIBOR rate or Base Rate, in each case plus an applicable margin. The LIBOR loans and Base Rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the term loan and the rate under the revolving credit facility is LIBOR plus 4% or Base Rate plus 3% for loans outstanding in excess of 30 days. The applicable margin of the revolving credit facility is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The effective interest rate for our variable rate debt outstanding for the year ended December 31, 2009 was approximately 7.3%. Our indebtedness under the Regatta exchange notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the year ended December 31, 2009. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the notes and the senior secured credit facilities would currently have no significant impact on our annual interest expense and net income. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Reports of Independent Registered Public Accounting Firms	75

Consolidated Balance Sheets as of December 31, 2009 and 2008	79

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company) and for the period January 1, 2007 to November 30, 2007(predecessor company)	80

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company) and for the period January 1, 2007 to November 30, 2007 (predecessor company)	81

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company) and for the period January 1, 2007 to November 30, 2007 (predecessor company)	82

Notes to Consolidated Financial Statements	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Local Insight Regatta Holdings, Inc.

Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Local Insight Regatta Holdings, Inc and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Local Insight Regatta Holdings, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Denver, Colorado

March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Local Insight Regatta Holdings, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Local Insight Regatta Holdings, Inc. (Successor Company) (the “Company”) and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 and for the period from December 1, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Berry Company LLC, a wholly owned subsidiary, which statements reflect total assets of $276.1 million as of December 31, 2008, and total revenues of $308.6 million for the period from April 23, 2008 (date of acquisition) through December 31, 2008. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The Berry Company LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

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

Denver, Colorado

March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder of Windstream Yellow Pages, Inc., a Division of Windstream Corporation:

In our opinion, the consolidated statements of operations, cash flows, and stockholder’s equity of Windstream Yellow Pages, Inc., a Division of Windstream Corporation (Predecessor Company) present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 2007 to November 30, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers, LLP

Little Rock, Arkansas

April 8, 2008

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,439	$19,421
Accounts receivable, net	25,950	37,032
Due from affiliates	25,867	11,361
Deferred directory costs	50,683	52,537
Deferred income taxes	4,549	5,518
Prepaid expenses and other current assets	854	757

Total current assets	114,342	126,626
Property and equipment, net	25,550	20,477
Intangible assets, net	339,635	387,246
Goodwill	279,090	279,090
Tradename intangible asset	37,900	37,900
Assets held for sale	691	2,084
Deferred financing costs, net	15,726	17,645
Other assets	54	—

Total Assets	$812,988	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$3,350
Line of credit	11,000	26,600
Publishing rights payable	77	1,888
Accounts payable and accrued liabilities	25,387	30,697
Unearned revenue	34,682	36,849
Accrued interest payable	2,574	1,930
Due to affiliates	964	7,395

Total current liabilities	85,984	108,709
Deferred income taxes	85,793	69,812
Long-term debt, net of current portion	494,064	509,195
Other long-term liabilities	1,415	20,466

Total liabilities	667,256	708,182
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	250,249	249,903
Accumulated deficit	(104,519)	(87,019)

Total stockholders’ equity	145,732	162,886

Total Liabilities and Stockholders’ Equity	$812,988	$871,068

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2009 (Successor)	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)
Revenue (inclusive of approximately $192,677 and $147,887 in related party revenue for the years ended December 31, 2009 and 2008, respectively)	$578,073	$434,572	$10,221	$122,650
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	99,435	128,996	7,566	27,903
Publishing rights (inclusive of approximately $126,504 and $103,223 in related party publishing rights for the years ended December 31, 2009 and 2008, respectively)	278,198	212,170	616	14,713
Publishing rights paid to Windstream	—	—	—	45,738
Selling, general and administrative expense	113,584	101,966	2,800	27,208
Consulting fees — affiliate	—	10,000	11,061	—
Depreciation and amortization	50,652	53,201	2,373	1,488
Impairment charges	495	919	—	—
Transaction costs	—	—	—	3,280

Total operating expenses	542,364	507,252	24,416	120,330

Operating income (loss)	35,709	(72,680)	(14,195)	2,320
Other (income) expenses:
Interest income	(20)	(234)	—	—
Interest expense	54,327	49,465	2,515	2,786
Other expense	508	384	—	7

Loss before income taxes	(19,106)	(122,295)	(16,710)	(473)
Income tax provision (benefit)	(1,606)	(46,525)	(5,461)	66

Net loss	$(17,500)	$(75,770)	$(11,249)	$(539)

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares	Common Stock	Paid-in Capital	Predecessor Company Parent Investment	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2006	—	$—	$—	$68,070	$(8,119)	$59,951

Net loss	—	—	—	—	(539)	(539)
Transfers to Windstream, net	—	—	—	(5,394)	—	(5,394)

Balance at November 30, 2007	—	—	—	62,676	(8,658)	54,018

Eliminate historical equity and accumulated deficit in purchase accounting	—	—	—	(62,676)	8,658	(54,018)
Net loss	—	—	—	—	(11,249)	(11,249)
Issuance of common stock—Share Exchange	195,744	2	248,789	—	—	248,791

Balance at December 31, 2007	195,744	2	248,789	—	(11,249)	237,542

Net loss	—	—	—	—	(75,770)	(75,770)
Share-based compensation	—	—	1,114	—	—	1,114

Balance at December 31, 2008	195,744	2	249,903	—	(87,019)	162,886
Net loss	—	—	—	—	(17,500)	(17,500)
Share-based compensation	—	—	346	—	—	346

Balance at December 31, 2009	195,744	$2	$250,249	$—	$(104,519)	$145,732

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2009 (Successor)	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven-Months Ended November 30, 2007 (Predecessor)
Operating Activities
Net loss	$(17,500)	$(75,770)	(11,249)	$(539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	56,418	137,853	9,262	1,488
Deferred income taxes	16,950	(66,127)	(7,113)	(1,400)
Change in uncertain tax positions	(20,465)	18,804	1,662	—
Share-based compensation	346	1,113	—	—
Impairment charges	495	919	—	—
Loss on extinguishment of debt	—	1,481	—	—
Amortization of deferred financing costs	1,919	1,318	72	—
Amortization of discount on subordinated notes	3,956	2,370	—	—
Provision for doubtful accounts	26,628	4,363	422	799
Other	83	85	—	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(15,546)	(9,367)	(9,331)	9,422
Due to/from affiliates, net	(20,937)	(2,508)	(1,456)	—
Deferred directory costs	(1,152)	(31,434)	(3,236)	(356)
Prepaid expenses and other	(152)	(474)	(203)	110
Publishing rights payable	(1,811)	1,267	(556)	(776)
Accounts payable, accrued liabilities and other	(1,699)	12,736	6,446	(3,003)
Accrued interest payable	644	(307)	2,237	—
Unearned revenue	(2,167)	30,759	2,439	(251)

Net cash (used in) provided by operating activities	26,010	27,081	(10,604)	5,494

Investing Activities
Acquisition of subsidiary, net of cash acquired	—	(241,397)	(262,968)	—
Acquisition of property and equipment	(13,071)	(7,075)	(1,938)	(100)
Proceeds on sale of property and equipment	816	—	—	—

Net cash used in investing activities	(12,255)	(248,472)	(264,906)	(100)

Financing Activities
Transfers to Windstream, net	—	—	—	(5,394)
Proceeds from revolving credit facility	—	33,600	8,500	—
Repayments on revolving credit facility	(15,600)	(15,500)	—	—
Proceeds from issuance of term loan	—	301,350	—	—
Repayments on term loan	(11,137)	(67,675)	—	—
Proceeds from issuance of subordinated debt	—	—	276,500	—
Debt financing costs	—	(12,721)	(7,732)	—

Net cash provided by (used in) financing activities	(26,737)	239,054	277,268	(5,394)

Net increase (decrease) in cash and cash equivalents	(12,982)	17,663	1,758	—
Cash and cash equivalents, beginning of period	19,421	1,758	—	1

Cash and cash equivalents, end of period	6,439	$19,421	$1,758	$1

Supplemental schedule of investing activities:
Fair value of assets acquired	$—	$246,881	$655,216	$—
Value of common stock exchanged	$—	—	248,791	—
Cash paid	$—	241,310	262,969	—

Fair value of liabilities assumed	$—	$5,571	$143,456	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,777	$44,576	$146	$—
Cash paid during the period for income taxes	$1,398	$—	$—	$—
Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$2,143	$—	$—	$—

Refer to accompanying notes to these consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta Holdings”) (together with its subsidiaries, “we,” “us,” “our,” the “Company” or the “Successor Company”) is a leading provider of local search advertising products and services, offering our core target market of small and medium-sized businesses (“SMBs”) a complete range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print Yellow Pages as well as a full range of digital advertising products and services designed to establish, maintain and optimize our advertising clients’ online presence.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream Corporation (“Windstream”) branded print and internet directories in the local wireline markets of Windstream as they existed on December 12, 2006, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. Our principal operating subsidiary, The Berry Company LLC (“The Berry Company”), primarily serves non-major metropolitan areas and rural and certain suburban markets in 42 states. The Berry Company, which acquired substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”) on April 23, 2008, publishes print directories on behalf of local exchange carriers (“LECs”) and other customers, certain of which use The Berry Company for the publication of their IYP directories. Prior to June 30, 2009, we operated through two operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company being the surviving company in the merger.

We are an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”), managed as a single business unit and report as one reportable segment. All operations occur in the United States. We were formerly known as Windstream Yellow Pages, Inc. (the “Predecessor Company”), which was a division of Windstream Communications Inc. (“Windstream”). On November 30, 2007, we were split-off from Windstream to certain funds affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”) in a tax-free transaction (the “Split-Off”).

The financial statements included herein represent the results of operations and cash flows of the Successor Company for the years ended December 31, 2009 and 2008 and the period from December 1, 2007 to December 31, 2007, and of the Predecessor Company for the period from January 1, 2007 to November 30, 2007. For all periods prior to November 30, 2007, references to Windstream include Alltel Corporation (“Alltel”) or the wireline telecommunications division and related business of Alltel, as prior to July 17, 2006, the operations of Windstream were included in the consolidated financial statements of Alltel. The predecessor and successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Additionally, the successor period gives effect to the purchase price paid by WCAS for the Predecessor Company and The Berry Company’s acquisition of the Berry ILOB. The accounting policies we followed in the preparation of our consolidated financial statements for the successor period are consistent with those of the predecessor period, as presented, other than the adoption of the deferral and amortization method of accounting for revenue and associated direct and incremental costs, as further described in these notes to the consolidated financial statements (see Note 2).

Basis of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We consolidate all entities we control

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by ownership of a majority voting interest. All intercompany accounts and transactions are eliminated from the financial results. The Predecessor Company was a fully integrated business of Windstream; consequently the Predecessor Company financial statements have been derived from the specific financial accounting records of the entities that comprise the print and IYP directory publishing operations of Windstream.

Earnings per share data has not been presented because we have not issued publicly held common stock as defined by the Financial Accounting Standards Board (“FASB”).

Liquidity. See Note 6, Debt—Liquidity below for information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expense during the period and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that may be undertaken in the future, actual results may ultimately differ from estimates and assumptions, and such differences may be material to the financial statements.

Examples of significant estimates include the allowance for doubtful accounts; the useful lives and recoverability of property and equipment, intangible assets and other long-lived assets; asset valuations in purchase accounting; valuation allowances on tax assets; and uncertain tax positions.

Risks and Uncertainties

Factors that could adversely impact our operations or financial results include, but are not limited to, the following: continued unfavorable economic conditions; increased competition for publication of print and online directories and for services we are offering under our new business model; inability to expand operations and successfully implement our new business model; substantial amount of debt could adversely affect cash flow; fluctuations in interest rates; increased direct and indirect costs of printing and/or distribution; unfavorable economic and political conditions in markets in which we operate; and litigation or legal proceedings.

Certain telecom providers provide services and rights to us through a series of long-term contractual arrangements, such as billing and collection, the right to use the respective telecom brands and to publish the print directories of the local exchange companies of the respective telecom provider. If the telecom providers fail to perform under any of these agreements, it could have a material adverse effect on the Company.

In addition, our new business model, Berry Leads, once implemented, may not deliver expected revenue. Our business and our consolidated financial statements could be adversely affected if our new business model does not deliver expected revenue or if we are unable to implement our new sales and service model successfully or in accordance with the currently planned schedule. See Note 18, Subsequent Events.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash equivalents consist primarily of money market instruments. Our deposits and money market investments are with financial institutions that management believes are

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

creditworthy and the investments are high-grade. Management believes the credit risk associated with such instruments is minimal. Management also believes that risk of credit loss associated with accounts receivable is reduced due to the diversity of our customers and their dispersion across geographic markets. We have no individually significant customers.

We maintain cash and cash equivalents in amounts that at times exceed federally insured limits with various financial institutions that management believes to be of high credit quality.

Revenue Recognition

Effective November 30, 2007, in conjunction with the Split-Off, we adopted the deferral and amortization method of revenue recognition and associated direct and incremental costs. Under the deferral and amortization method, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. We earn revenue primarily from print and IYP directory publishing. The sale of advertising in printed directories is our primary source of revenue. Revenue is recognized ratably over the expected life of each directory (generally 12 months), commencing in the month of distribution. Revenue for advertising on our Internet-based directories is recognized ratably over the period the advertisement appears on the respective site. Amounts billed in advance of the service period and advance payments received from customers are deferred and recognized ratably over the expected service period when service commences and all revenue recognition criteria have been met.

Prior to November 30, 2007, the Predecessor Company recognized revenue and associated direct and incremental costs as of the date respective publications were published and delivered (the “delivery method”). For directories with a secondary delivery obligation, the Predecessor Company deferred a portion of its revenue and related directory costs based on margins achieved for each directory until secondary delivery occurred.

We believe the deferral and amortization method of revenue recognition is preferable because comparability and consistency are enhanced as revenue and cost of sales are recognized over the life of the respective directories thereby mitigating the impact that distribution timing may have on the comparability of financial statements. It is also considered the prevalent method utilized by other companies in our industry. We have presented the adoption of this accounting policy on a prospective basis in these consolidated financial statements.

We also earn revenue from contractual revenue sharing arrangements with certain Yellow Pages publishers and telephone companies throughout the United States. Under these arrangements, we provide sales, marketing, printing, distribution, billing and collection services, and customer support for Yellow Pages print directories and IYP. We also earn revenue through commission contracts in the form of expense reimbursements for the cost of print and delivery services we manage and initially pay for as part of our contracted directory services. In these arrangements we are considered the primary obligor. We share collection risk with our affiliates. We are responsible for substantially all associated costs. We recognize revenue on a gross basis.

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

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the predecessor period, costs incurred in the production of directories prior to publication were capitalized and then matched to revenue for the directory and recognized upon delivery. These costs included costs directly related to sales, production, printing and distribution of each directory, including labor, materials, and related overhead costs. For directory contracts with a secondary delivery obligation, the Predecessor Company deferred a portion of its revenue and related directory costs based on achieved margin for each directory until secondary delivery occurred. As a result, a portion of revenue and related expenses for a given directory may not have been recognized until up to a year after the initial publication date.

Generally, white and yellow pages directories are published with 12-month lives. From time to time, publication dates may be changed, or “long-lifed,” for certain directories in order to more efficiently manage work and customer flow. Such publication date changes do not have a significant impact on recognized revenue as sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives and modified charges in the case of directories with shortened lives. During 2009, certain directory lives were extended by three months.

Publishing Rights Payable

We pay a royalty to the telephone companies on whose behalf we publish directories based on the advertising revenue earned and a percentage specified by the related contracts. In the event we extend the 12-month publication life of our directories, our LEC customers continue to receive royalties. In addition, we pay royalties to our LEC customers for certain publishing rights. For the Successor Company, revenue and related expense associated with directories, including publishing rights royalties, are recognized under the deferral and amortization method. The publication rights associated with Windstream directories were acquired in the Split-Off (see Note 3); accordingly, no publishing rights were paid on these directories in the successor period. For the Predecessor Company, revenue and related expense associated with directories, including publishing rights royalties, were recognized at the time of delivery. For both the Predecessor and Successor Companies, the publishing rights royalties are remitted to the telephone companies on a pro rata basis or in accordance with billed advertising revenue, typically over twelve months.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising costs included in selling, general and administrative expense were approximately $2.4 million, $4.0 million, $0.2 million and $2.0 million for the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007, respectively.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of the underlying instruments. We classify cash on hand, deposits in banks and investments purchased with original maturities of three months or less as cash and cash equivalents.

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

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance was approximately $6.5 million and $5.9 million at December 31, 2009 and 2008, respectively.

Credit Collections and Bad Debt Expense

Since most of our print and online products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market-specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local print and online advertising customers spending above identified levels, as determined appropriate by management, for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors and consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from advertisers may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives
Buildings	35 - 39 years
Furniture, fixtures and equipment	5 - 10 years
Computer equipment	3 - 7 years
Software	3 - 5 years
Other	5 - 7 years
Leasehold improvements	5 - 10 years

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

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

Commencing January 1, 2009, we began to account for business combinations using the acquisition method. Prior to January 1, 2009, we accounted for business combinations using the purchase method. Under the acquisition method, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. Prior to January 1, 2009, acquisition-related costs were capitalized as part of the purchase price. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Our goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. Intangible assets with definite lives are amortized to their residual value over their respective estimated useful lives and such intangible assets are reviewed for impairment when appropriate.

Goodwill and our tradename (an indefinite-lived intangible asset) are tested for impairment annually, as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. For purposes of the annual impairment test, our operations consist of one reporting unit, the fair value of which is estimated using an income approach. Our 2009 annual impairment analysis did not result in any goodwill or indefinite-lived intangible asset impairments. However, due to the current economic environment impacting the United States economy and markets in which we operate, should we experience significant changes in advertising sales for 2010 directories, an impairment of its goodwill and indefinite-lived intangible asset may occur.

Goodwill impairment is determined using a two-step approach. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of the reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budget and, for years beyond the budget, our estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of a reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 15, 2009, we obtained an updated estimate of value of our land and building in Macedonia, Ohio (the “Macedonia property”). The Macedonia property was vacated and put up for sale as part of our 2008 synergy and integration plan. We recorded an initial impairment charge on the Macedonia property as of December 31, 2008. We conducted an assessment to determine whether the Macedonia property was further impaired as of December 31, 2009. Based on the updated estimate that was based on prices using observable inputs, we concluded that the expected recoverable value of the Macedonia property was exceeded by carrying value. We therefore determined a further impairment charge of $0.5 million was necessary.

Deferred Financing Costs and Debt Discount

Costs incurred in connection with financing activities are deferred and amortized as a component of interest expense using the effective interest method over the term of the respective debt agreements. We recorded approximately $1.9 million, $1.3 million and $0.1 million in amortization expense related to these costs during the years ended December 31, 2009 and 2008 and the month ended December 31, 2007, respectively; no such costs were incurred in the eleven months ended November 30, 2007.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our debt securities were issued at a discount. We use the effective interest rate method to amortize the discount. Under the effective interest rate method, we recognize interest expense as a constant percentage of our bond's carrying value. The interest calculation is the effective-interest rate multiplied by the bond's carrying value for each period. The amount of amortization is the difference between the cash paid for interest and the calculated amount of bond interest expense.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the carrying values of assets and liabilities and their respective income tax bases and for operating losses and tax credit carry forwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

The Predecessor Company was included in Windstream’s consolidated federal and state income tax returns for the tax periods prior to the Split-Off. We filed stand-alone tax returns for successor periods through June 20, 2008, the date of our combination with Local Insight. Subsequent to that combination, we are now included in Local Insight’s consolidated federal and state income tax returns. The income tax provision in our financial statements has been determined as if we had filed our own consolidated income tax returns separate from Windstream. The Berry ILOB acquisition was executed pursuant to an asset purchase agreement; accordingly, the Berry ILOB results are included in our consolidated federal and state income tax returns for operating activity subsequent to April 23, 2008, the date of acquisition.

We adhere to the FASB’s guidance regarding the accounting for uncertainty in income taxes. This guidance requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this guidance prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. We also adhere to the FASB’s guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Exit prices are used to measure financial assets and liabilities that fall within the scope of the fair value measurements guidance. Under this guidance, we are required to classify certain assets and liabilities based on the following fair value hierarchy:

•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Stock-Based Compensation

Certain of our employees participate in the 2008 Option Plan (the “Option Plan”) of Local Insight Media Holdings, an affiliated company. We recognize compensation expense using the graded vesting attribution method by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which requires management to make certain assumptions (see Note 11). The expected term of the options granted is estimated based on management judgment at the grant date due to the lack of historical option grants. The number of options expected to be forfeited is derived by analyzing comparable public company information and/or management estimates due to the lack of historical option forfeitures. We have limited historical stock activity; accordingly, expected volatility is based on historical volatility of stock prices of comparable directory-based publicly-traded companies. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The expected dividend yield rate is 0% as we do not intend to declare dividends.

Defined Contribution Plans

We record expense for defined contribution plans for our contribution when the employee renders service to the company, essentially coinciding with the cash contributions to the plans. The expense is recorded in cost of revenue and selling, general and administrative expenses in the consolidated statement of operations based on the employees’ respective function.

Recent Accounting Standards and Pronouncements

In October 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our consolidated financial statements.

Recently Adopted Standards and Pronouncements

On October 1, 2009, we adopted the guidance issued by the FASB which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of previously released guidance. The guidance also clarifies that when estimating the fair value of a liability, a

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2009, we adopted the guidance issued by the FASB to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted this guidance effective July 1, 2009. The adoption of this guidance did not affect our consolidated financial statements.

On July 1, 2009, we adopted the guidance issued by the FASB which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this guidance sets forth: (i) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance had no impact on our consolidated financial statements, as we already followed a similar approach prior to the implementation of this standard.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results.

On March 31, 2009, we adopted the guidance issued by the FASB which amended authoritative guidance regarding interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB related to business combinations which: (i) requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, (ii) requires us to expense acquisition costs as incurred and (iii) does not permit us to record certain restructuring activities as a component of purchase accounting. In addition the guidance amended and clarified application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not have an impact on our consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009, we adopted the guidance issued by the FASB which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB which amended and expanded the disclosure requirements of derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of them. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the Emerging Issues Task Force (the “EITF”) which requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the guidance issued by the FASB to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.

3. BUSINESS COMBINATIONS

Berry ILOB

On April 23, 2008, our wholly-owned subsidiary, The Berry Company, acquired substantially all of the assets of the Berry ILOB from L.M. Berry and Company, a subsidiary of AT&T Inc., for approximately $241.3 million, pursuant to an asset purchase agreement. The purchase price was comprised of approximately $235.0 million in cash; $4.6 million in transaction costs, which primarily consisted of fees paid for legal, accounting, and financial advisory services; and a $1.7 million working capital adjustment. On April 23, 2008, we entered into senior secured credit facilities with JPMorgan Chase Bank, N.A., consisting of a $335.0 million senior secured term loan facility and a $30.0 million senior secured revolving loan facility. We borrowed the entire $335.0 term loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the senior secured revolving credit facility to fund certain additional fees and expenses in connection with the Berry ILOB acquisition and to provide cash for working capital purposes.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in current liabilities are costs associated with employee terminations and facility exit activities based on an integration and synergy plan (the “Synergy Plan”) anticipated at the time of the Berry ILOB acquisition (see Note 8). Impacted employees under the Synergy Plan were notified in 2008 and substantially all termination costs included in the assumed liabilities of approximately $0.4 million were paid during the year ended December 31, 2008. Under the Synergy Plan, we ceased use of one of our facilities in September 2008; accordingly, approximately $0.1 million in lease costs after the cessation date, net of expected sub-lease income, were accrued in the assumed liabilities. At December 31, 2009, an insignificant amount of such costs remain recorded in accrued liabilities.

The purchase price for the Berry ILOB was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill, which is primarily related to the assembled workforce acquired and the value expected to be generated from operating synergies for the Company as a result of the acquisition. Such goodwill is considered deductible for income tax purposes. The definite-lived intangible assets acquired consist of customer relationships valued at $94.8 million and favorable sales contracts valued at $39.3 million. The fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 and Note 5 for a further description of intangible assets and goodwill). The tradename intangible asset is considered an indefinite lived asset as in the fourth quarter of 2008 we began using the name “The Berry Company”, which has been in existence for over 90 years, as its branding for the operations of our subsidiary. Favorable sales contracts represent customer contracts acquired in the acquisition for which the cash flow streams associated with post-acquisition customer billings are in excess of our costs, plus a reasonable margin on post-acquisition costs to fulfill our obligations under such contracts. Favorable sales contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts. In assessing the fair values of the respective assets and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets and estimates of future performance.

We did not assume or record deferred revenue of approximately $25.8 million associated with directories published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting. Although the deferred revenue balance associated with directories that were published prior to April 23, 2008 was eliminated, we retained all rights associated with the collection of amounts due and contractual obligations of the underlying advertising contracts. We did not assume or record deferred directory costs of approximately $27.4 million related to directories that were published prior to April 23, 2008 that otherwise would have been recorded under the deferral and amortization method in the absence of purchase accounting.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase accounting for the Berry ILOB acquisition was completed as of December 31, 2008.

The Split-Off

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

In connection with the consummation of the Split-Off, the parties and their affiliates entered into a publishing agreement whereby Windstream granted LIYP, our wholly-owned subsidiary, an exclusive 50-year right to publish Windstream branded directories in Windstream’s local wireline markets as they existed on December 12, 2006 (the “Windstream Service Areas”). We are, at no charge to Windstream or its affiliates or subscribers, publishing directories in each Windstream Service Area covered under the publishing agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of 50 years. As part of this agreement, Windstream agreed to forego future royalty payments from us on advertising revenue generated from covered directories for the duration of the publishing agreement. During the eleven months ended November 30, 2007 the Predecessor Company paid approximately $45.7 million in publishing royalties to Windstream.

The purchase price for the Split-Off was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the respective fair values of net assets was recorded as goodwill. The Split-Off was a tax-free exchange and as such, goodwill was not deductible for income tax purposes. We did not assume or record net deferred revenue of approximately $1.2 million associated with directories published prior to the closing of the Split-Off that was recorded on the Predecessor Company’s balance sheet as of November 30, 2007.

Identifiable intangible assets acquired primarily comprised: $278.0 million assigned to a directory publishing agreement between the Company and Windstream, which includes a non-compete clause and licenses for certain trademarks and domain names; $12.4 million assigned to certain Incumbent Local Exchange Carrier (“LEC”) publishing agreements; $49.9 million assigned to customer relationships; and $41.0 million assigned to favorable sales contracts. The fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets (see Note 2 and Note 5 for a further description of intangible assets and goodwill).

In connection with the Split-Off, deferred costs for directories that were scheduled to be published subsequent to November 30, 2007, were recorded at fair value which represents the estimated billing value of the published directory less the expected costs to complete the directories post-acquisition. As a result, when such directories are published the gross margins associated with these directories will be less than they would have been in the absence of purchase accounting. Further, we did not assume or record the deferred directory costs related to those directories that were published prior to the Split-Off as these costs represented cost of revenue that would have been recognized subsequent to the Split-Off under the deferral and amortization method in the absence of purchase accounting.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Favorable contracts represent customer contracts acquired in the Split-Off for which the cash flow streams associated with post-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. Favorable contracts are matched to revenue and amortized to cost of revenue over the remaining lives of the respective contracts.

In performing the allocation of purchase price to the respective assets acquired and liabilities assumed, consideration was given, among other factors, to the intent for future use of the acquired assets, analyses of historical financial performance, and estimates of future performance. With the exception of favorable contracts, the fair value of the respective intangible assets acquired was primarily derived from either the income approach or relief from royalty method. Discount rates ranged from 9.8%-11.0% related to the valuation of intangible assets. These rates were determined after consideration of the respective risk-free rates of return on debt-capital and equity-capital, the respective weighted-average-returns on invested capital, and certain other risk premiums, including size and market risks. The fair value of the favorable contracts was derived from the future cash flow stream expected to be received (12 months or less) pursuant to the terms of the contracts less the estimated post-acquisition costs to fulfill our performance obligations on such contracts net of a profit margin thereon.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Split-Off at November 30, 2007 (in thousands):

November 30, 2007
Current assets	$31,193
Non-current assets	9,335
Intangible assets	381,278
Goodwill	234,329

Total assets acquired	656,135
Current liabilities	6,114
Non-current liabilities	137,913

Total liabilities assumed	144,027

Net assets acquired	$512,108

The following unaudited condensed pro forma financial information has been prepared for years ended December 31, 2008 and 2007, respectively. Pro forma financial information for the year ended December 31, 2008 assumes the Berry ILOB acquisition and related financings had occurred on January 1, 2008 and pro forma financial information for the year ended December 31, 2007 assumes the Berry ILOB acquisition, Split-Off and related financings had occurred on January 1, 2007 (in thousands). The unaudited condensed pro forma financial information does not purport to represent what our results of operations would actually have been if these transactions had in fact occurred on January 1, 2008 or 2007 and are not necessarily representative of results of operations for any future period.

	Pro forma
	2008	2007
Revenue	$579,681	$571,610
Operating loss	(73,138)	(83,307)
Net loss	(81,537)	(88,287)

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Land	$791	$791
Buildings	3,288	3,274
Furniture, fixtures and equipment	5,070	3,922
Computer equipment and software	18,052	14,164
Other	108	72
Leasehold improvements	397	135
Construction in progress	8,699	2,864

	36,405	25,222
Less: Accumulated depreciation and amortization	10,855	4,745

Property and equipment, net	$25,550	$20,477

We capitalized approximately $8.8 million and $6.8 million in costs incurred for the development of our 3L billing, process management, production platform and collection internal use software system for the years ended December 31, 2009 and 2008, respectively. These costs, which include the costs associated with coding and software configuration, are included in property and equipment in the consolidated balance sheet. Such costs are or will be depreciated on a straight-line basis generally over the expected useful life of 5 years.

Depreciation and amortization expense was approximately $5.8 million, $4.7 million, $0.2 million and $1.5 million for the years ended December 31, 2009, 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007, respectively.

During 2008, we committed to various plans to sell certain property and equipment with an aggregated deemed fair value of $2.1 million. We recorded an impairment charge of approximately $0.9 million in operating results for the year ended December 31, 2008 to reflect such assets at the lower of their carrying value or fair value less costs to sell. Such assets are classified as “Assets held for sale” on our December 31, 2008 balance sheet. During 2009, we sold certain assets held for sale with a net value of approximately $0.9 million. The net loss recognized on these sales, was approximately $0.1 million for the year ended December 31, 2009. We recorded an impairment charge of approximately $0.5 million in operating results for the year ended December 31, 2009 to reflect the remaining assets at the lower of their carrying value or fair value less costs to sell.

5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of December 31, 2009 and 2008 consist of the following (in thousands):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Cost basis — December 31, 2008	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	6,025	3,350	41,254	77,529	128,158

Intangible assets, net as of December 31, 2008	$272,054	$9,020	$103,408	$2,764	$387,246

Cost basis — December 31, 2009	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	11,587	6,443	77,446	80,293	175,769

Intangible assets, net as of December 31, 2009	$266,492	$5,927	$67,216	$—	$339,635

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded approximately $47.6 million, $119.1 million and $9.1 million in amortization expense for the years ended December 31, 2009 and 2008 and month ended December 31, 2007, respectively. Approximately $2.8 million, $70.6 million and $6.9 million of amortization expense was recorded in cost of revenue related to the amortization of favorable sales contracts for the years ended December 31, 2009 and 2008 and month ended December 31, 2007, respectively. As of December 31, 2009 amounts associated with favorable sales contracts are fully amortized.

The remaining useful lives of our intangible assets are as follows:

Publishing agreement	48 years
Independent publishing agreements	2 years
Customer relationships	18 years

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2010	$32,179
2011	23,688
2012	15,501
2013	12,022
2014	9,761
Thereafter	246,484

$339,635

In connection with the acquisition of the Berry ILOB, we valued “The Berry Company” tradename intangible asset at $37.9 million, which is not subject to amortization (see Note 3).

In connection with the business combinations (see Note 3), we recorded approximately $279.1 million of goodwill, which is not subject to amortization for book purposes. A roll-forward of our goodwill for the year ended December 31, 2008 is as follows (in thousands):

Goodwill as of December 31, 2007	$233,293
Acquisition of Berry ILOB	44,761
Other	1,036

Goodwill as of December 31, 2008	$279,090

Goodwill as of December 31, 2009	$279,090

There were no changes to Goodwill during the year ended December 31, 2009. Other adjustments primarily relate to approximately $0.1 million in incremental direct acquisition related costs for the Split-Off and approximately $0.9 million in adjustments to net assets acquired for certain liabilities in the Split-Off.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DEBT

As of December 31, 2009 and 2008, we had outstanding debt comprised of the following (in thousands):

	2009	2008
Senior secured term loan facility, variable rates	$322,188	$333,325
Senior secured revolving credit facility, variable rates	11,000	26,600
11% Senior Subordinated Notes	210,500	210,500

Total debt	543,688	570,425
Less:
Current portion	22,300	29,950
Debt discount	27,324	31,280

Total long-term debt	$494,064	$509,195

The aggregate amount of debt maturing and for the years ending December 31 is as follows (in thousands):

2010	$22,300
2011	—
2012	—
2013	2,448
2014	3,264
Thereafter	515,676

Total debt	$543,688

Senior Secured Credit Facilities

On April 23, 2008, we entered into senior secured credit facilities (the “Credit Facilities”), consisting of a $335.0 million senior secured term loan facility (the “Term Loan”) and a $30.0 million senior secured revolving loan facility (the “Revolver”). The proceeds of these credit facilities were used to: (i) finance the purchase price, and certain fees and expenses, to acquire the Berry ILOB; (ii) pay in full all amounts owing under our prior senior secured credit facilities; and (iii) provide cash for working capital purposes. The Term Loan and the Revolver mature on April 23, 2015 and 2014, respectively.

As of December 31, 2009, we had approximately $543.7 million of debt outstanding and $19.0 million of available borrowing capacity under our senior secured revolving credit facility. However, $3.8 million of our available borrowing capacity under the Revolver represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under our senior secured revolving facility. The parent of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable under the Revolver.

The Term Loan and the Revolver may from time to time be Eurodollar Loans, or LIBOR or Base Rate Loans, at our option. The Term Loan and the Revolver bear interest per annum equal to the applicable rate plus an applicable margin, subject to a minimum rate for the applicable rate of 3.75% for LIBOR and 4.75% for Base Rate loans longer than thirty days. The applicable margin for the Term Loan is 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The effective interest rate for the year ended December 31, 2009 was 7.3%. The margin for the Revolver is determined based on our consolidated leverage ratio. In addition, commitment fees are paid quarterly at a rate of up to 0.5% per annum, depending on the consolidated leverage ratio, based on the average undrawn daily amount of the Revolver. The Term Loan amortizes 1% per annum, is paid quarterly and commenced on

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008 with the remaining principal balance due on the term loan maturity date. We may prepay all or any portion of the outstanding borrowings under the Credit Facilities at any time without premium or penalty (other than customary breakage cost in the case of LIBOR loans). The Credit Facilities also require us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. On April 7, 2009, we made a principal payment of $10.3 million related to the 2008 annual excess cash flow. This payment was applied to the required principal payments through March 31, 2011. Our current portion of debt comprises an estimate for the 2009 annual cash flow principal payment and Revolver principal payments expected to be paid within the next 12 months.

The cash proceeds of the Term Loan were received net of a discount of $33.7 million. The discount is due upon maturity of the Term Loan and is being accreted through interest expense in the statement of operations. For the years ended December 31, 2009 and 2008, $4.0 million and $2.4 million of debt discount accretion was recognized through interest expense in the statement of operations.

The Credit Facilities are secured by pledges on all of the issued and outstanding capital stock of Regatta Holdings and each of its direct and indirect domestic subsidiaries and its guarantors; 65% of any issued and outstanding capital stock of direct first-tier foreign subsidiaries of Regatta Holdings and its guarantors; and certain assets of Regatta Holdings. The Credit Facilities are subject to certain financial and non-financial covenants, including: consolidated financial ratios; limitations on indebtedness and dividends; and certain other limitations on the business. In addition, the Credit Facilities require that we maintain a consolidated leverage ratio, a senior secured debt ratio and consolidated interest coverage ratio over the term of the debt. The Credit Facilities also limit our annual capital expenditures. As of December 31, 2009, we were in compliance with all such covenants.

Senior Subordinated Notes

In conjunction with the Split-Off, we issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 (the “Notes”). In November 2008, we completed an offer to exchange all the Notes for 11% Series B Senior Subordinated Notes due November 30, 2017 (the “Regatta exchange notes”). The terms of the Regatta exchange notes are identical in all material respects to the Notes, except that the Regatta exchange notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008. The Regatta exchange notes are redeemable, at our option, in full or in part after December 1, 2012. The redemption prices are as follows, for the years beginning on December 1:

2012	105.500%
2013	103.667%
2014	101.833%
2015 and thereafter	100.000%

The Regatta exchange notes are unsecured and are subject to certain financial and non-financial covenants, including: restrictions on dividends and other payments to restricted parties; limitations on incurring additional debt; and certain other limitations on the business. As of December 31, 2009, management believes we were in compliance with all such covenants.

The Regatta exchange notes are guaranteed on a senior subordinated unsecured basis by each of Regatta Holding’s current and future restricted subsidiaries (other than foreign subsidiaries) that are considered a guarantor under the current or future credit facilities of Regatta Holdings. The guarantees are joint and several obligations of the respective guarantors.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidity

Our credit facilities and the indenture governing the Regatta exchange notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants.

Given the current economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with these debt covenants during 2010 and beyond. In addition, the financial covenants contained in our credit facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our credit facilities for the three months ended September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants. In addition to the cost-saving initiatives embodied in the Synergy Plan and the 2010 Restructuring Plan, we have identified other cost-saving measures that could be implemented with the objective of enhancing EBITDA. Management is also carefully monitoring the results of the roll-out of our new business model so that certain budgeted expenditures will only be incurred based on actual performance.

Despite these steps, we may be unable to remain compliant with our debt covenants. Noncompliance with the covenants in our credit facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the credit facility. Upon an event of default under our credit facilities, all amounts owing under our credit facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our revolving credit facility. Noncompliance with the covenants in the indenture governing the Regatta exchange notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta exchange notes. Upon an event of default under the indenture governing the Regatta exchange notes, all the Regatta exchange notes may be declared to be immediately due and payable. Should the amounts owing under the credit facilities or under the indenture governing the Regatta exchange notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our credit facilities and the indenture governing the Regatta exchange notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our credit facilities and the indenture governing the Regatta exchange notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders or amend our credit facilities and the indenture governing the Regatta exchange notes so as to remain compliant with our debt covenants. Further, we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

Debt Issue Costs

We incurred approximately $20.5 million in financing fees, in aggregate, related to both the Notes and the Credit Facilities. Such fees are being amortized over the life of the respective debt instruments applying the effective interest rate method. For the years ended December 31, 2009 and 2008 and the month ended December 31, 2007, we recognized $1.9 million, $2.8 million and $0.1 million in amortization of deferred financing costs in interest expense on the statement of operations.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Berry ILOB acquisition financing, we recorded a loss on extinguishment of debt of approximately $1.5 million. Such expense was recorded as a component of interest expense on the statement of operations for the year ended December 31, 2008.

Fair Value Disclosure

The fair value of our variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at December 31, 2009. At December 31, 2009 and 2008, the fair value of our variable-rate and fixed-rate debt is as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$322,188	$256,140	$333,325	$153,330
Senior secured revolving credit facility	11,000	8,314	26,600	12,735
11% Senior Subordinated Notes	210,500	135,773	210,500	61,045
Discount on term loan facility	(27,324)	—	(31,280)	—

	$516,364	$400,227	$539,145	$227,110

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are subject to certain leases for office facilities and certain equipment under operating lease agreements which expire through 2017. Certain leases contain escalation clauses; for such leases, the total amount of rent is expensed on a straight-line basis over the term of the lease, which includes any renewal periods that are reasonably assured. Rent expense for the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007 was approximately $5.1 million, $4.1 million, $0.1 million and $0.9 million, respectively. Future minimum lease obligations under non-cancelable lease agreements as of December 31, 2009 are as follows (in thousands):

2010	$3,951
2011	2,791
2012	2,555
2013	2,159
2014	723
Thereafter	713

$12,892

Litigation

Various lawsuits and other claims typical for a business of our size and nature are pending against us, and we may be involved in future claims and legal proceedings incident to the conduct of our business. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. Although to date we have not had notice of any material claims relating to defamation or breach of privacy claims, we may be party to litigation matters that could adversely affect our business.

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

Indemnification

Under a Tax Sharing Agreement among the Company, Windstream and WCAS, we are generally required to indemnify Windstream against tax-related losses to Windstream that arise if the tax-free status of the transaction effectuated in connection with the Split-Off is lost as a result of a disqualifying action taken by any of WCAS or the Company or its subsidiaries after the date of the Split-Off. The amount of any such losses likely would have a material adverse effect on our business. We obtained a private letter ruling from the Internal Revenue Service (“IRS”) under the provisions of the Internal Revenue Code to the effect that the transaction qualifies as a tax-free transaction to the Company, Windstream and WCAS for United States income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream and WCAS will not be able to rely on the ruling. Based on the preemptive actions we have taken, including the private letter ruling and certain tax opinions obtained to the effect that the transaction qualifies as tax-free to the Company, Windstream and WCAS, we believe the likelihood of any disqualifying action occurring is remote; accordingly, no liability has been accrued as of December 31, 2008 or 2009 related to the indemnification.

8. INTEGRATION ACTIVITIES

During the year ended December 31, 2008, we completed certain phases of the Synergy Plan directly related to the acquisition of the Berry ILOB. We terminated an aggregate of 153 employees and consolidated certain sales office facilities during 2008. As a result, we capitalized approximately $0.5 million in the Berry ILOB purchase accounting for employee termination and facility exit costs. In addition, we expensed approximately $1.5 million for LIYP employee termination and related costs in general and administration expense during the year ended December 31, 2008.

As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan and resulted in the termination of approximately 100 individuals.

9. RELATED PARTY TRANSACTIONS

We and Local Insight Media, Inc. (“LIMI”), an indirect, wholly-owned subsidiary of Local Insight Media Holdings and an affiliate of ours, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to us. We incurred $10.0 million in consulting fees under the consulting agreement for the year ended December 31, 2008 and $11.1 million of such costs were paid as of the close date of the Split-Off in 2007. On May 13, 2009, the Company and LIMI amended the consulting agreement such that

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIMI suspended services rendered under the consulting agreement, effective as of January 1, 2009, subject to LIMI’s right to recommence services. The suspension remained in effect for the year ended December 31, 2009. Accordingly, there were no fees payable for the year.

In conjunction with the Berry ILOB acquisition, we paid WCAS approximately $0.3 million for acquisition and financing related services during the year ended December 31, 2008.

In July 2009, we entered into an agreement to provide certain graphics, data entry, customer contact, collection, information technology, quality control and payroll services on behalf of Axesa Servicios de Información, S. en C. (“Axesa”), an affiliate of ours. We have subcontracted our obligation to provide certain of such services to Caribe Servicios de Información Dominicana, S.A., an affiliate of ours. In addition, due to the acquisition of The Berry Company on April 23, 2008 we earn revenue and incur costs associated with arrangements with other affiliated entities of ours, including certain IYP and directories published on behalf of the following affiliates: ACS Media Finance LLC (“ACS Media”), CBD Media Finance LLC (“CBD Media”) and HYP Media Finance LLC (“HYP Media”). For the years ended December 31, 2009 and 2008, we recorded revenue from affiliates of approximately $192.7 million and $147.9 million, respectively. In addition, we recorded expenses from affiliates of approximately $126.5 million and $103.2 million for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, ACS Media, CBD Media and HYP Media owed us approximately $11.6 million and $11.4 million, respectively, which related primarily to services rendered under directory publishing agreements. In addition, as of December 31, 2009 LIMI and certain other affiliates owed us approximately $14.3 million, which related primarily to management compensation reimbursements and capital expenditures incurred during 2009. As of December 31, 2009 and 2008, we owed certain affiliates of LIMI approximately $1.0 million and $7.4 million, respectively. Such amounts related primarily to certain operating costs and capital expenditures. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

Predecessor Period

Consistent with its contracts with other customers, the Predecessor Company contracted with its incumbent LEC customers to provide directory publishing services which include the publication of a standard directory at no charge. Revenues related to publishing such directories represented approximately 72% for the eleven months ended November 30, 2007. The Predecessor Company also paid a royalty to Windstream based on the advertising revenue earned and a percentage specified by the contract. Such royalties were approximately $45.7 million for the eleven months ended November 30, 2007. The Predecessor Company also billed Windstream for publishing services not covered by the standard contract of approximately $9.3 million for the eleven months ended November 30, 2007.

Certain services, such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Predecessor Company by Windstream. Historically, the Predecessor Company reimbursed Windstream for such services based on either tariffed or negotiated contract rates or fully distributed costs. Fully distributed costs included costs associated with employees of Windstream who were partially or entirely dedicated to performing functions that benefited the Predecessor Company’s operations. Expenses paid by Windstream on behalf of the Predecessor Company were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services was allocated based on the most relevant allocation method to the service provided, either net sales of the Predecessor Company as a percentage of net sales of Windstream, total assets of the Predecessor Company as a percentage of total assets of Windstream, or headcount of the Predecessor Company as a percentage of

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Windstream’s total headcount. Total expenses allocated to the Predecessor Company were $4.4 million for the eleven months ended November 30, 2007. Such costs were not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone entity. The methods used to make such allocations were considered reasonable and costs charged were considered reasonable representations of the costs that would have been incurred if the Predecessor Company had performed these functions as a stand-alone company.

The Predecessor Company participated in the centralized cash management practices of Windstream. Under these practices, cash balances were transferred daily to Windstream’s bank accounts. The Predecessor Company obtained interim financing from Windstream to fund its daily cash requirements. The Predecessor Company earned interest income on receivables due from Windstream and charged interest expense for payables due to Windstream. The interest rate charged on payables to Windstream was approximately 7.7% for the eleven months ended November 30, 2007. Interest rates on receivables from Windstream were approximately 5.8% in the eleven months ended November 30, 2007. The Predecessor Company’s cash held at Windstream was not allocated to the Predecessor Company in the historical consolidated financial statements. Cash reflected in the consolidated statements represented only those amounts held at the Predecessor Company level. In addition, no debt was historically allocated by Windstream to the Predecessor Company.

10. INCOME TAXES

Income tax expense (benefit) consisted of the following for the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007 (in thousands):

	Year Ended December 31, 2009 (Successor)	Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven Months Ended November 30, 2007 (Predecessor)
Current
Federal	$(17,573)	$18,304	$—	$395
State and other	(1,376)	2,949	—	267

	(18,949)	21,253	—	662

Deferred:
Federal	11,670	(58,511)	(4,979)	(565)
State and other	5,673	(9,267)	(482)	(31)

	17,343	(67,778)	(5,461)	(596)

	$(1,606)	$(46,525)	$(5,461)	$66

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory tax rate and effective tax rate for the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007 are as follows:

	Year Ended December 31, 2009 (Successor)		Year Ended December 31, 2008 (Successor)	For the Period December 1, 2007 to December 31, 2007 (Successor)	Eleven Months Ended November 30, 2007 (Predecessor)
Statutory federal income tax rate	35.0%		35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.5)%		3.4%	1.9%	(32.8)%
Non-deductible transaction costs	—		—	(4.2)%	16.2%
Permanent items	(1.2)%		(0.3)%	—	(19.2)%
Prior year true-ups	—		—	—	(14.4)%
Interest on uncertain tax positions	(3.1)%		—	—	—
State impact of restructuring	(21.8	)%(1)
Other items, net	—		—	—	1.2%

Effective income tax rate	8.4%		38.1%	32.7%	(14.0)%

(1)	State impact of restructuring is a result of subsidiary restructuring during the year.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Deferred tax assets:
Bad debt provision	$2,463	$1,657
Indirect State benefit	—	1,447
Operating loss carry-forwards	18,694	4,420
Unearned revenue	—	36,906
Accruals and other, net	3,367	5,828

	24,529	50,258
Valuation allowance	(1,062)	(889)

Total deferred tax assets	23,462	49,369

Deferred tax liabilities:
Deferred directory gross profit	—	1,178
Goodwill and other intangible assets	101,338	110,668
Property and equipment	3,098	1,710
Other	272	109

Total deferred tax liabilities	104,708	113,665

Net deferred income tax liability	$81,246	$64,296

At December 31, 2009, we had federal net operating loss carry-forwards of approximately $45.2 million and various state net operating loss carry-forwards, which will begin to expire in periods 2016 through 2029. The determination of state net operating loss carry-forwards is dependent on taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carry-forwards. We

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establish valuation allowances, when necessary, to reduce the deferred tax assets to amounts expected to be realized. As of December 31, 2009 and 2008, we recorded a valuation allowance of approximately $1.1 and $0.9 million, respectively, related to certain state loss carry-forwards which are expected to expire before utilization. Utilization of the acquired net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the net operating loss carry-forwards before utilization.

On January 1, 2007, the Predecessor Company adopted the FASB’s guidance on accounting for uncertainty in income taxes. There was no impact to retained earnings as a result this guidance. At the adoption date, and as of November 30, 2007, the Predecessor Company had no unrecognized tax benefits attributable to the recognition of revenue for tax purposes. As of December 31, 2009, we have recorded no unrecognized tax benefits related to temporary items attributable to the recognition of revenue for tax purposes. The unrecognized tax benefits have been netted with the net operating loss incurred during the years ended December 31, 2009 and 2008.

A reconciliation of the beginning and ending gross unrecognized tax benefits for the periods ended December 31, 2009, 2008 and 2007, is as follows (in thousands):

	2009	2008	Dec. 1 to Dec 31 2007	Eleven Months Ended Nov. 30, 2007
Beginning balance	$36,906	$5,231	$—		$—
Gross additions based on tax positions related to the period	—	36,906	5,231		$—
Reductions for prior period tax positions	(36,906)	(5,231)	—		$—

Ending balance	$—	$36,906	$5,231	$

The Company had no unrecognized tax benefits during the year-ended December 31, 2009. The unrecognized tax benefits from prior periods relate to temporary items which generally reverse within 12 months, and are generally offset by new temporary unrecognized tax benefits. The unrecognized tax benefits relate to the recognition of revenue for tax purposes, an estimate of which cannot be reasonably made. None of the previously reported unrecognized tax benefits, if recognized, would impact our effective tax rate.

We are indemnified for tax liabilities for predecessor tax periods pursuant to a Tax Sharing Agreement with Windstream (see Note 7 — Commitment and Contingencies — Indemnification). We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 our accrued interest expense and penalties related to unrecognized tax benefits was approximately $1.1 million; at December 31, 2008 accrued interest expense and penalties related to unrecognized tax benefits was approximately $0.1 million.

The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Georgia, Kentucky, Nebraska, North Carolina, Texas and Pennsylvania as “major” taxing jurisdictions.

11. SHARE-BASED COMPENSATION

Certain of our employees participate in the Local Insight Option Plan (the “Option Plan”). Not more than 40,003 shares may be awarded pursuant to the Option Plan. Awards granted under the Option Plan vest over a

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of four to seven years, subject to certain time and performances based measures, and have a maximum contractual term of 10 years. One half of each employee award vests over a four year service period and one half is subject to accelerated vesting based on achievement of certain revenue and earnings before interest, income taxes, depreciation and amortization performance targets. If such performance measures are not achieved vesting effectively reverts over a seven year service period. Initial vesting of each award is based on the employee’s hire date.

The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the awards. No marketability discounts were assumed in the model. The following table sets forth information about the weighted-average fair value of awards granted under the Option Plan and the weighted-average assumptions used for such grants during the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Expected volatility	74.9%	74.9%
Risk-free interest rate	3.4%	3.4%
Expected term of the award	6 years	6 years
Expected dividend yield	NA	NA

The following table summarizes award activity under the Option Plan as of December 31, 2009 and changes during the years ended December 31, 2009 and 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(years)
Outstanding at December 31, 2007	—	$—
Granted	5,995	1,342.31
Exercised	—	—
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2008	5,995	1,342.31	9.6
Granted	200	1,342.31
Exercised	—	—
Forfeited, cancelled or expired	(3,765)	1,341.31

Outstanding at December 31, 2009	2,430	$1,342.31	8.6

Vested and expected to vest options at December 31, 2009	2,139	$1,342.31	8.6
Exercisable at December 31, 2009	539	$1,342.31	8.6

The weighted-average grant-date fair value of the awards granted in 2009 and 2008 was $0 per share, or approximately $0 million and $631.29 per share, or approximately $3.6 million, respectively. During the years ended December 31, 2009 and 2008, we recognized approximately $.3 million and $1.1 million in share-based compensation expense within selling, general and administrative expense, respectively. Total unrecognized compensation cost related to unvested awards at December 31, 2009 was approximately $.2 million. The unrecognized expense is expected to be recognized over the next three to six years depending on whether certain performance conditions are met.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-vested Windstream restricted stock activity for the eleven months ended November 30, 2007 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2006	61,600	$12.60

Granted	—	—
Vested	(6,048)	13.80
Forfeited	(55,552)	12.71

Non-vested at November 30, 2007	—	$—

Employees of the Company were no longer eligible under the Plan effective with the Company’s change of control upon close of the Split-Off; accordingly, any unvested restricted stock as of November 30, 2007 was forfeited.

12. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Successor and Predecessor Companies sponsor employee savings plans under Section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the respective plans. The Successor and Predecessor Companies also make employer annual contributions to the plans, subject to certain limitations. Expense recorded by the Successor and Predecessor Companies related to these plans amounted to $2.0 million, $1.4 million, $0.1 million and $0.7 million during the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007, respectively. Such expense is included in selling, general and administrative expense.

Successor Period

We did not acquire any employee benefit related assets or assume any employee benefit related liabilities of the Predecessor Company. Accordingly, our consolidated financial statements do not reflect any assets, liabilities or costs associated with employee benefit plans of the Predecessor Company.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Period

Windstream maintained a qualified defined benefit pension plan, which covered substantially all employees of the Predecessor Company. In December 2005, the qualified defined pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). In addition, Windstream also provided postretirement healthcare and life insurance benefits for eligible employees of the Predecessor Company. Employees shared in the cost of these benefits. Windstream funded the accrued costs of the postretirement benefit plan as benefits were paid. Expenses recorded by the Predecessor Company during the eleven months ended November 30, 2007 related to the pension plan amounted to approximately $0.4 million while expenses recorded by the Predecessor Company related to the postretirement benefit plan for the same period amounted to approximately $0.1 million. These expenses are included in cost of sales and selling, general and administrative expense in the accompanying consolidated statements of operations. No allocation of the Predecessor Company’s share of the pension or postretirement benefit plans’ assets or liabilities have been included in the accompanying consolidated balance sheets because the amounts had not been actuarially determined.

Windstream had a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees. The amount of profit-sharing contributions to the plan was determined annually by Windstream’s Board of Directors. The profit sharing plan was discontinued as of November 30, 2007; accordingly, no profit-sharing expense was recorded in the eleven months ended November 30, 2007. Such expense was historically included in cost of sales and selling, general and administrative expense.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities as of December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Accounts payable trade	$10,950	$5,480
Accrued payroll, benefits and contract labor	7,023	8,870
Accrued printing and delivery	233	3,637
Accrued systems implementation costs	1,790	2,796
Accrued taxes payable	1,441	1,627
Accrued professional fees	499	1,222
Other	3,451	7,065

	25,387	30,697

14. FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth our consolidating balance sheets as of December 31, 2009 and 2008, consolidating statements of operations and cash flows for the years ended December 31, 2009 and 2008, the month ended December 31, 2007 and the eleven months ended November 30, 2007. Prior to June 30, 2009, when LIYP merged with and into The Berry Company, LIYP was a wholly owned subsidiary of the Company, and, LIYP guaranteed, on a senior subordinated unsecured basis, our obligations under the Regatta exchange notes and Credit Facilities. We formed The Berry Company, a wholly-owned subsidiary, to acquire the Berry ILOB. That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. Following LIYP’s merger

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with and into The Berry Company on June 30, 2009, The Berry Company continues to guarantee, on a senior subordinated unsecured basis, our obligations under the Regatta exchange notes and Credit Facilities. Local Insight Listing Management, Inc., a subsidiary of The Berry Company, also guarantees, on a senior subordinated unsecured basis, our obligations under the Regatta exchange notes and Credit Facilities. There are no non-guarantor subsidiaries of the Company.

The following condensed consolidating financial information is presented for:

i)	Regatta, the issuer of the guaranteed obligations;

ii)	The subsidiary guarantors of the Company’s obligations under the Regatta exchange notes and Credit Facilities;

iii)	Consolidating entries and eliminations representing adjustments to: (i) eliminate intercompany transactions between Regatta and the subsidiary guarantors; (ii) eliminate Regatta investments in its subsidiaries; and (iii) record consolidating entries; and

iv)	Regatta and the subsidiary guarantors on a consolidated basis.

Each subsidiary guarantor is (and LIYP was, prior to June 30, 2009) a wholly-owned direct or indirect subsidiary of Regatta. The Regatta exchange notes and Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by the subsidiary guarantors. Each entity in the consolidating financial information follows the same accounting policies as those described and used in our consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, we eliminate: (i) guaranteed debt reflected on the subsidiary guarantors balance sheets as guarantors of such debt; and (ii) the investment in subsidiaries account.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating balance sheet as of December 31, 2009 is as follows (in thousands, except share data):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$6,439	$—	$6,439
Accounts receivable, net	—	25,950	—	25,950
Due from affiliates	732	33,021	(7,886)	25,867
Intercompany receivable	—	11,452	(11,452)	—
Deferred directory costs	—	50,683	—	50,683
Deferred income taxes	44	4,505	—	4,549
Prepaid expenses and other current assets	52	802	—	854

Total current assets	828	132,852	(19,338)	114,342

Property and equipment, net	14,369	11,181	—	25,550
Equity investments	614,740	—	(614,740)	—
Intangible assets, net	—	339,635	—	339,635
Goodwill	—	279,090	—	279,090
Tradename intangible asset	—	37,900	—	37,900
Assets held for sale	—	691	—	691
Deferred income taxes	40,776	—	(40,776)	—
Deferred financing costs, net	15,726	15,780	(15,726)	15,780

Total Assets	$686,439	$817,129	$(690,580)	$812,988

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300	$(11,300)	$11,300
Line of credit	11,000	11,000	(11,000)	11,000
Publishing rights payable	—	77	—	77
Accounts payable and accrued liabilities	2,431	22,956	—	25,387
Unearned revenue	—	34,682	—	34,682
Accrued interest payable	2,574	2,574	(2,574)	2,574
Due to affiliates	7,886	964	(7,886)	964
Intercompany payable	11,452	—	(11,452)	—

Total current liabilities	46,643	83,553	(44,212)	85,984

Deferred income taxes, net	—	126,569	(40,776)	85,793
Long-term debt, net of current portion	494,064	494,064	(494,064)	494,064
Other liabilities	—	1,415	—	1,415

Total liabilities	540,707	705,601	(579,052)	667,256
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	250,249	269,202	(269,202)	250,249
Accumulated deficit	(104,519)	(157,674)	157,674	(104,519)

Total stockholders’ equity	145,732	111,528	(111,528)	145,732

Total Liabilities and Stockholders’ Equity	$686,439	$817,129	$(690,580)	$812,988

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating balance sheet as of December 31, 2008 is as follows (in thousands, except share data):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Assets
Current assets:
Cash and cash equivalents	$—	$16,888	$2,533	$—	$19,421
Accounts receivable, net	—	17,537	19,495	—	37,032
Due from affiliates	—	3,096	39,427	(31,162)	11,361
Intercompany receivable	—	13,615	—	(13,615)	—
Deferred directory costs	—	20,031	32,506	—	52,537
Deferred income taxes	1,009	184	—	4,325	5,518
Prepaid expenses and other current assets	40	266	531	(80)	757

Total current assets	1,049	71,617	94,492	(40,532)	126,626

Property and equipment, net	6,685	7,645	6,147	—	20,477
Equity investments	701,323	—	—	(701,323)	—
Intangible assets, net	—	312,539	74,707	—	387,246
Goodwill	—	234,329	44,761	—	279,090
Tradename intangible asset	—	—	37,900	—	37,900
Assets held for sale	—	1,592	492	—	2,084
Deferred income taxes	18,624	—	—	(18,624)	—
Deferred financing costs, net	17,645	17,645	17,645	(35,290)	17,645

Total Assets	$745,326	$645,367	$276,144	$(795,769)	$871,068

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	3,350	3,350	3,350	$(6,700)	$3,350
Line of credit	26,600	26,600	26,600	(53,200)	26,600
Publishing rights payable	—	1,888	—	—	1,888
Accounts payable and accrued liabilities	3,550	8,601	18,546	—	30,697
Current deferred income taxes	—	—	65	(65)	—
Unearned revenue	—	8,289	28,560	—	36,849
Accrued interest payable	1,930	1,930	1,930	(3,860)	1,930
Due to affiliates	5,497	—	14,357	(12,459)	7,395
Intercompany payable	32,318	—	—	(32,318)	—

Total current liabilities	73,245	50,658	93,408	(108,602)	108,709

Deferred income taxes, net	—	111,449	1,530	(43,167)	69,812
Long-term debt, net of current portion	509,195	509,195	509,195	(1,018,390)	509,195
Other liabilities	—	10,868	—	9,598	20,466

Total liabilities	582,440	682,170	604,133	(1,160,561)	708,182
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	—	2
Additional paid-in capital	249,903	38,207	(242,458)	204,251	249,903
Accumulated deficit	(87,019)	(75,010)	(85,531)	160,541	(87,019)

Total stockholders’ equity	162,886	(36,803)	(327,989)	364,792	162,886

Total Liabilities and Stockholders’ Equity	$745,326	$645,367	$276,144	$(795,769)	$871,068

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating statement of operations for the year ended December 31, 2009 is as follows (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Directory revenue	$—	$578,073	$—	$578,073
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	99,435	—	99,435
Publishing rights	—	278,198	—	278,198
Selling, general and administrative expense	908	112,676	—	113,584
Depreciation and amortization	1,156	49,496	—	50,652
Impairment charge	—	495	—	495

Total operating expenses	2,064	540,300	—	542,364

Operating loss	(2,064)	37,773	—	35,709
Other (income) expenses:
Interest income	—	(20)	—	(20)
Interest expense	54,327	54,327	(54,327)	54,327
Other (income) expense	149	508	(149)	508

Loss before income taxes	(56,540)	(17,042)	54,476	(19,106)
Income tax benefit (provision)	(21,187)	(3,093)	22,674	(1,606)

Net loss before equity in losses of consolidated subsidiaries	(35,353)	(13,949)	31,802	(17,500)
Equity in losses of consolidated subsidiaries	17,853	—	(17,853)	—

Net loss	$(17,500)	$(13,949)	$13,949	$(17,500)

Our consolidating statement of operations for the year ended December 31, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Directory revenue	$—	$132,932	$308,603	$(6,963)	$434,572
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	71,947	57,049	—	128,996
Publishing rights	—	12,249	206,884	(6,963)	212,170
Selling, general and administrative expense	908	37,714	63,344	—	101,966
Consulting fees — affiliate	—	8,000	2,000	—	10,000
Depreciation and amortization	132	28,235	24,834	—	53,201
Impairment charge	—	816	103	—	919

Total operating expenses	1,040	158,961	354,214	(6,963)	507,252

Operating loss	(1,040)	(26,029)	(45,611)	—	(72,680)
Other (income) expenses:
Interest income	—	(115)	(119)	—	(234)
Interest expense	49,465	49,465	37,959	(87,424)	49,465
Other (income) expense	166	259	280	(321)	384

Loss before income taxes	(50,671)	(75,638)	(83,731)	87,745	(122,295)
Income tax benefit (provision)	(19,633)	(9,357)	1,800	(19,335)	(46,525)

Net loss before equity in losses of consolidated subsidiaries	(31,038)	(66,281)	(85,531)	107,080	(75,770)
Equity in losses of consolidated subsidiaries	(44,732)	—	—	44,732	—

Net loss	$(75,770)	$(66,281)	$(85,531)	$151,812	$(75,770)

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating statement of operations for the month ended December 31, 2007 is as follows (in thousands):

	Regatta	LIYP (Successor)	Eliminating Entries	Consolidated (Successor)
Directory revenue	$—	$10,221	$—	$10,221
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	7,566	—	7,566
Publishing rights	—	616	—	616
Selling, general and administrative expense	—	2,800	—	2,800
Management fees	—	11,061	—	11,061
Depreciation and amortization	—	2,373	—	2,373

Total operating expenses	—	24,416	—	24,416

Operating loss	—	(14,195)	—	(14,195)
Other (income) expenses:
Interest income	—	(4)	—	(4)
Interest expense	2,519	2,519	(2,519)	2,519

Loss before income taxes	(2,519)	(16,710)	2,519	(16,710)
Income tax provision	—	(5,461)	—	(5,461)

Net loss before equity in earnings (losses) of consolidated subsidiary	(2,519)	(11,249)	2,519	(11,249)
Equity in earnings (losses) of consolidated subsidiary	(8,730)	—	8,730	—

Net loss	$(11,249)	$(11,249)	$11,249	$(11,249)

The Predecessor Company’s consolidating statement of operations for the eleven months ended November 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Directory revenue	$—	$122,650	$—	$122,650
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	27,903	—	27,903
Publishing rights	—	60,451	—	60,451
Selling, general and administrative expense	—	27,208	—	27,208
Depreciation and amortization	—	1,488	—	1,488
Transaction costs	—	3,280	—	3,280

Total operating expenses	—	120,330	—	120,330

Operating loss	—	2,320	—	2,320
Other (income) expenses:
Interest expense	—	2,786	—	2,786
Other (income) expense	—	7	—	7

Loss before income taxes	—	(473)	—	(473)
Income tax provision	—	66	—	66

Net loss before equity in earnings (losses) of consolidated subsidiary	—	(539)	—	(539)

Net loss	$—	$(539)	$—	$(539)

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating statement of cash flows for the year ended December 31, 2009 is as follows (in thousands):

	Regatta	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta
Operating Activities
Net loss	$(17,500)	$(13,949)	$13,949	$(17,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	(17,853)	—	17,853	—
Depreciation and amortization expense	1,156	55,262	—	56,418
Deferred income taxes	(21,187)	15,463	22,674	16,950
Change in uncertain tax position	—	(20,465)		(20,465)
Share-based compensation	—	346	—	346
Impairment charge	—	495	—	495
Amortization of deferred financing costs	1,919	1,919	(1,919)	1,919
Amortization of discount on subordinated notes	3,956	3,956	(3,956)	3,956
Provision for doubtful accounts	—	26,628	—	26,628
Non-cash interest expense	—	48,601	(48,601)	—
Other	—	83	—	83
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	—	(15,546)	—	(15,546)
Due (to) from affiliates	1,657	(22,594)	—	(20,937)
Deferred directory costs	—	(1,152)	—	(1,152)
Prepaid expenses and other	(13)	(139)	—	(152)
Publishing rights payable	—	(1,811)	—	(1,811)
Accounts payable, accrued liabilities and other	85	(1,784)	—	(1,699)
Accrued interest payable	644	—	—	644
Unearned revenue	—	(2,167)	—	(2,167)

Net cash provided by (used in) operating activities	(47,136)	73,146	—	26,010

Investing Activities
Intercompany	57,884	(57,884)	—	—
Acquisition of property and equipment	(10,748)	(2,323)	—	(13,071)
Proceeds on sale of property and equipment	—	816	—	816

Net cash provided by (used in) investing activities	47,136	(59,391)	—	(12,255)

Financing Activities

Distributions to Regatta Holdings	26,737	(26,737)	—	—
Repayments on revolving credit facility	(15,600)	—	—	(15,600)
Repayments on term loan	(11,137)	—	—	(11,137)

Net cash provided by (used in) financing activities	—	(26,737)	—	(26,737)

Net decrease in cash and cash equivalents	—	(12,982)	—	(12,982)

Cash and cash equivalents, beginning of period	—	19,421	—	19,421

Cash and cash equivalents, end of period	$—	$6,439	$—	$6,439

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidating statement of cash flows for the year ended December 31, 2008 is as follows (in thousands):

	Regatta	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta
Operating Activities
Net loss	$(75,770)	$(66,281)	$(85,531)	$151,812	$(75,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	44,732	—	—	(44,732)	—
Depreciation and amortization expense	133	75,576	62,144	—	137,853
Deferred income taxes	(19,633)	(19,361)	1,800	(28,933)	(66,127)
Change in uncertain tax positions	—	9,206	—	9,598	18,804
Share-based compensation	—	177	936	—	1,113
Impairment charge	—	816	103	—	919
Loss on extinguishment of debt	1,481	1,481	—	(1,481)	1,481
Amortization of deferred financing costs	1,318	1,318	1,171	(2,489)	1,318
Amortization of discount on subordinated notes	2,370	2,370	2,370	(4,740)	2,370
Provision for doubtful accounts	—	2,104	2,259	—	4,363
Non-cash interest expense	—	44,462	34,573	(79,035)	—
Other	—	85	—	—	85
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	—	(2,350)	(7,017)	—	(9,367)
Due from affiliates	6,232	(2,373)	6,428	(12,795)	(2,508)
Deferred directory costs	—	(7,591)	(23,843)	—	(31,434)
Prepaid expenses and other current assets	(40)	57	(491)	—	(474)
Publishing rights payable	—	1,267	—	—	1,267
Accounts payable and accrued liabilities	141	(2,796)	15,391	—	12,736
Accrued interest	(307)	—	—	—	(307)
Unearned revenue	—	5,552	25,207	—	30,759

Net cash provided by (used in) operating activities	(39,343)	43,719	35,500	(12,795)	27,081

Investing Activities
Acquisition of subsidiary, net of cash acquired	(241,310)	(87)	—	—	(241,397)
Intercompany	45,644	(26,941)	(31,498)	12,795	—
Acquisition of property and equipment	(3,472)	(1,561)	(2,042)	—	(7,075)

Net cash used in investing activities	(199,138)	(28,589)	(33,540)	12,795	(248,604)

Financing Activities
Capital contribution	(573)	—	573	—	—
Proceeds on revolving credit facility	33,600	—	—	—	33,600
Repayments on revolving credit facility	(15,500)	—	—	—	(15,500)
Proceeds from issuance of senior subordinated debt	301,350	—	—	—	301,350
Repayments on term loan	(67,675)	—	—	—	(67,675)
Debt financing costs	(12,721)	—	—	—	(12,721)

Net cash provided by financing activities	238,481	—	573	—	239,054

Net increase in cash and cash equivalents	—	15,130	2,533	—	17,663
Cash and cash equivalents, beginning of period	—	1,758	—	—	1,758

Cash and cash equivalents, end of period	$—	$16,888	$2,533	$—	$19,421

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s consolidating statement of cash flows for the month ended December 31, 2007 is as follows (in thousands):

	Regatta	LIYP (Successor)	Eliminating Entries	Consolidated (Successor)
Operating Activities
Net loss	$(11,249)	$(11,249)	$11,249	$(11,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings (losses) of consolidated subsidiary	8,730	—	(8,730)	—
Depreciation and amortization expense	—	9,262	—	9,262
Deferred income taxes	—	(7,113)	—	(7,113)
Change in uncertain tax positions	—	1,662	—	1,662
Provision for doubtful accounts	—	422	—	422
Interest Expense	—	2,519	(2,519)	—
Other	72	—	—	72
Changes in operating assets and liabilities:
Accounts receivable	—	(9,331)	—	(9,331)
Due from affiliates	(733)	(723)	—	(1,456)
Deferred directory costs	—	(3,236)	—	(3,236)
Prepaid expenses and other current assets	(93)	(110)	—	(203)
Publishing rights payable	—	(556)	—	(556)
Accounts payable and accrued liabilities	689	5,757	—	6,446
Accrued interest	2,237	—	—	2,237
Unearned revenue	—	2,439	—	2,439

Net cash provided by operating activities	(347)	(10,257)	—	(10,604)

Investing Activities
Acquisition of subsidiary, net of cash acquired	(262,968)	—	—	(262,968)
Intercompany	263,701	(263,701)	—	—
Acquisition of property and equipment	—	(1,938)	—	(1,938)

Net cash used in investing activities	733	(265,639)	—	(264,906)

Financing Activities
Transfer of net acquisition debt to LIYP	(277,654)	277,654	—	—
Repayments on revolving credit facility	8,500	—	—	8,500
Proceeds from issuance of senior subordinated debt	276,500	—	—	276,500
Debt financing costs	(7,732)	—	—	(7,732)

Net cash used in financing activities	(386)	277,654	—	277,268

Net decrease in cash and cash equivalents	—	1,758	—	1,758
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$1,758	$—	$1,758

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor Company’s consolidating statement of cash flows for the eleven months ended November 30, 2007 is as follows (in thousands):

	Regatta	LIYP (Predecessor)	Eliminating Entries	Consolidated (Predecessor)
Operating Activities
Net loss	$—	$(539)	$—	$(539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	—	1,488	—	1,488
Deferred income taxes	—	(1,400)	—	(1,400)
Provision for doubtful accounts	—	799	—	799
Changes in operating assets and liabilities:
Accounts receivable	—	9,422	—	9,422
Deferred directory costs	—	(356)	—	(356)
Prepaid expenses and other current assets	—	110	—	110
Publishing rights payable	—	(776)	—	(776)
Accounts payable and accrued liabilities	—	(3,003)	—	(3,003)
Unearned revenue	—	(251)	—	(251)

Net cash provided by operating activities	—	5,494	—	5,494

Investing Activities
Acquisition of property and equipment	—	(100)	—	(100)

Net cash used in investing activities	—	(100)	—	(100)

Financing Activities
Transfers to Windstream, net	—	(5,394)	—	(5,394)

Net cash used in financing activities	—	(5,394)	—	(5,394)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	1	—	1

Cash and cash equivalents, end of period	$—	$1	$—	$1

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SEGMENT INFORMATION

We are an indirect, wholly-owned subsidiary of Local Insight Media Holdings and are managed as a single business unit and report as one reportable segment. All operations occur in the United States. Our operations are primarily comprised of yellow pages directory advertising in markets throughout the United States.

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the years ended December 31, 2009 and 2008, the one month ended December 31, 2007 and the eleven months ended November 30, 2007, print revenue comprised approximately 90.2%, 94.6%, 96.9% and 86.3% of our revenue, respectively.

16. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes our valuation and qualifying accounts for the years ended December 31, 2009 and 2008 and the month ended December 31, 2007 and our predecessor company for the eleven months ended November 30, 2007 (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Income		Deductions		Balance at End of Period
Allowance for doubtful accounts:
Successor:
For the year ended December 31, 2009	$5,937	$26,628		$26,096		$6,469
For the year ended December 31, 2008	422	8,442	(i)	2,927		5,937
For the month ended December 31, 2007	—	422		—		422
Predecessor:
For the period January 1, 2007 to November 30, 2007	3,984	799		2,908	(ii)	1,875
Valuation allowance for deferred tax assets:
Successor:
For the year ended December 31, 2009	$889	$173		$—		$1,062
For the year ended December 31, 2008	711	178		—		889
For the month ended December 31, 2007	696	15		—		711
Predecessor:
For the period January 1, 2007 to November 30, 2007	553	143		—		696
Accrued liabilities related to restructuring and other charges:
Successor:
For the year ended December 31, 2009	$—	$—		$—		$—
For the year ended December 31, 2008	—	—		—		—
For the month ended December 31, 2007	—	—		—		—
Predecessor:
For the period January 1, 2007 to November 30, 2007	—	3,280		3,280	(iii)	—

Notes:

(i)	Inclusive of provision for bad debt charged to selling, general and administrative expense and credits and adjustments netted against revenue.
(ii)	Accounts charged off net of recoveries of amounts previously written off.
(iii)	Cash outlays for expenses paid during the period.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results of operations are summarized as follows (in thousands):

	March 31	June 30	September 30	December 31
2009
Revenue, net	$145,068	$144,993	$144,187	$143,825
Operating income (loss)	(79)	10,767	12,262	12,759
Net loss	(9,140)	(2,129)	(1,148)	(5,083)

	March 31	June 30	September 30 (Restated)	December 31
2008
Revenue, net	$31,523	$122,845	$135,951	$144,253
Operating loss	(12,038)	(21,023)	(19,859)	(19,760)
Net loss	(12,176)	(22,022)	(21,818)	(19,754)

We finalized our purchase accounting for the acquisition of the Berry ILOB in the fourth quarter of 2008. Accordingly, certain fair values associated with assets acquired at April 23, 2008 (date of acquisition) and the related amortization and depreciation expense for the period were adjusted during the quarter and as of December 31, 2008.

We restated its financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 because of errors made in the application of purchase accounting adjustments related to the acquisition of the Berry ILOB and the Split-Off. The amended financial statements were filed on Form 10-Q/A on January 15, 2009.

18. SUBSEQUENT EVENTS

On January 14, 2010, we announced the launch of Berry Leads, a new business model designed to help our small and medium-sized business clients generate local leads from multiple sources and platforms. The new business model, which we plan to roll out on a market-by-market basis during 2010, involves an integrated product and service portfolio that includes print yellow pages directories, Internet yellow pages, web site development, search engine marketing and optimization, and internet-based video advertising.

As part of the launch of the new business model, we initiated the 2010 Restructuring Plan that is designed to enhance efficiency by reducing our cost base and aligning our operations with the new business model. The 2010 Restructuring Plan involves a reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. In connection with the 2010 Restructuring Plan, we will cease operations at our facilities in Hudson, Ohio (effective September 30, 2010), Erie, Pennsylvania (effective September 30, 2010) and Matthews, North Carolina (effective March 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010.

Under the 2010 Restructuring Plan, we expect to incur employee severance and related costs of approximately $4.4 million.

On March 3, 2010, we paid a $5 million dividend which was ultimately distributed to Local Insight Media Holdings III, Inc., a wholly owned, indirect subsidiary of Local Insight Media Holdings, our indirect parent.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this annual report. The disclosures set forth in this Item 9A(T) contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A(T) for a more complete understanding of the matters covered by the certifications.

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

Based on management’s evaluation of the effectiveness of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Regatta Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Regatta Holdings; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Regatta Holdings are being made only in accordance with authorizations of management and directors of Regatta Holdings; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Regatta Holdings’ assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that as of December 31, 2009, Regatta Holdings’ internal control over financial reporting was effective.

This annual report does not include an attestation report of Regatta Holdings’ independent registered public accounting firm regarding internal control over financial reporting. “Management’s Annual Report on Internal Control Over Financial Reporting” was not subject to attestation by Regatta Holdings’ independent registered public accounting firm pursuant to temporary rules of the SEC.

Changes in Internal Control over Financial Reporting

Other than as described in “Remediation of Previously Reported Material Weaknesses, there have been no changes in Regatta Holdings’ internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Regatta Holdings’ internal control over financial reporting.

Remediation of Previously Reported Internal Control Weaknesses

During the three months ended September 30, 2009, we identified a material weakness in our change management information technology general controls that affected certain of our legacy information technology applications related to the revenue cycle. During the three months ended December 31, 2009, we took a series of coordinated actions to remediate the identified material weakness. In particular, during the three months ended December 31, 2009, we: (i) documented the design of our existing mitigating controls; (ii) performed detailed reconciliations of revenue source documents to revenue subsystems and of revenue subsystems to the general ledger; (iii) conducted a detailed management review of actual results, using the financial budget approved by the Board of Directors and updated financial forecasts prepared by management, to identify and analyze key variances; (iv) undertook a detailed management review of customer credits and adjustments; and (v) validated the design and implemented testing of our change management information technology general controls. The results of our testing indicated that the material weakness identified as of September 30, 2009 had been effectively remediated.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Regatta Holdings have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2010.

Name	Age	Position
Douglas A. Myers	49	President
William Prince	53	Chief Operating Officer
James S. Stirbis	40	Chief Financial Officer
Scott A. Pomeroy	48	Director of Regatta Holdings and President and Chief Executive Officer of The Berry Company
Kevin J. Payne	49	Senior Vice President, Client Services
John S. Fischer	52	General Counsel and Secretary
Kathleen Geiger-Schwab	53	Chief Strategy and Client Officer
Richard L. Shaum, Jr.	53	Senior Vice President, Human Resources and Chief Talent Officer
Rohit Kumar	45	Senior Vice President, Information Technology and Chief Information Officer
Mitchell B. Vander Vegt	46	Senior Vice President, Operations
Marilyn B. Neal	61	Chairman of the Board
John Almeida, Jr.	39	Director
Darren C. Battistoni	30	Director
Anthony J. de Nicola	45	Director

Douglas A. Myers has served as the President of Regatta Holdings since December 2008. He has served as Local Insight Media Holdings’ Vice President, Business Development since March 2008 and as The Berry Company’s Vice President, Business Development since June 2009. Mr. Myers has served as President and Chief Executive Officer of CBD Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings, since March 2002. CBD Media LLC is an affiliate of CBD Media, the leading publisher of print and online directories in the greater Cincinnati metropolitan area. Since November 2007, Mr. Myers has also served as President and Chief Executive Officer of HYP Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings. HYP Media LLC is an affiliate of HYP Media, the leading publisher of print and internet directories in the State of Hawaii. Since July 2007, Mr. Myers has also served as President and Chief Executive Officer of ACS Media LLC, an indirect, wholly owned subsidiary of Local Insight Media and an affiliate of Regatta Holdings. ACS Media LLC is an affiliate of ACS Media, the leading publisher of print and internet directories in the State of Alaska. From February 1999 until March 2002, Mr. Myers served as President and Chief Executive Officer of CBD Media’s predecessor, Cincinnati Bell Directory. From 1982 until February 1999, Mr. Myers held a variety of marketing and management positions at Cincinnati Bell Directory, Cincinnati Bell Telephone and Cincinnati Bell Inc. Mr. Myers holds a B.B.A. degree from the University of Cincinnati and an M.B.A. from Xavier University.

William Prince has served as Chief Operating Officer of Regatta Holdings since November 2007 and has served as a Vice President of Local Insight Media Holdings since March 2008. From March 2007 until November 2007, he served as a Managing Director of Local Insight Media. From November 2005 until February 2007, Mr. Prince served as Executive Director Finance — Mid Atlantic Area for Idearc Inc. and its predecessor, Verizon Information Services. From 1996 through 2005, he served in a variety of senior management positions for Verizon Information Services and GTE Directories, including Executive Director Sales and Sales Strategy, General Manager Directory Distribution, Assistant Vice President International Operations and Chief Financial Officer and Secretary of Anglo Canadian Telephone Company and its operating subsidiary, Dominion Directory Information Services. On March 22, 2019, Mr. Prince resigned his positions with Regatta Holdings and its affiliates, effective as of April 9, 2010.

James S. Stirbis has served as Chief Financial Officer of Regatta Holdings since November 2007 and as The Berry Company’s Chief Financial Officer since April 2008. He has served as Local Insight Media’s Vice President and Chief Accounting Officer since January 2007 and as Local Insight Media Holdings’ Vice President, Controller and Chief Accounting Officer since March 2008. From April 1998 to January 2007, he held several senior management positions with Republic Financial Corporation, a privately held investment company, including Senior Vice President — Finance, Chief Accounting Officer and Financial Controller. From 1996 to 1998, Mr. Stirbis held senior management positions, including Corporate Treasurer and Corporate Controller, with Consolidated Nevada Goldfields Corporation, an international mining company with operations in the United States and Mexico. Mr. Stirbis worked for KPMG Peat Marwick from 1992 to 1996. Mr. Stirbis received a B.S. degree in Accounting and a Masters of Accountancy degree from the University of Denver. Mr. Stirbis is a Certified Public Accountant in the State of Colorado.

Scott A. Pomeroy has served as one of our directors since November 2007 and as the President and Chief Executive Officer of The Berry Company since March 2009. He has served as Local Insight Media’s President and as a director of that company since April 2006. In December 2006, he was appointed to the position of Chief Executive Officer of Local Insight Media. He has served as President, Chief Executive Officer and as a director of Local Insight Media Holdings since March 2008. He also served as Local Insight Media’s Chief Financial Officer and Treasurer from April 2006 until February 2007. From November 2003 until March 2006, he held several executive positions with Dex Media, Inc., including Executive Vice President and Chief Financial Officer and Vice President of Finance and Treasurer. He served as a consultant to Qwest Communications International Inc. from May 2002 until November 2003. From 2000 to 2002, he served as Chief Financial Officer for Eotec Capital, LLC. He served as an “interim” Chief Financial Officer for clients of CFO Consulting Services from 1999 to 2000. Additionally, he held the positions of Chief Financial Officer and President and Chief Operating Officer of Lewis Foods Group from 1996 to 1999. He served as Chief Financial Officer for JELTEX Holdings from 1993 to 1996. From 1984 to 1992, Mr. Pomeroy was employed by KPMG Peat Marwick; at the time he left that organization, he was a senior manager. Mr. Pomeroy received a B.B.A. in Accounting from the University of New Mexico and is a Certified Public Accountant in New Mexico.

Kevin J. Payne has served as Senior Vice President, Client Services of Regatta Holdings, The Berry Company and Local Insight Media Holdings since June 2009. From December 2008 to June 2009, he served as Senior Vice President, Sales of The Berry Company and Local Insight Media Holdings. From April 2008 until December 2008, he served as Vice President, Sales of The Berry Company and Local Insight Media Holdings. For 21 years prior to April 2008, he held various positions with L.M. Berry and its affiliate, Berry Network, Inc., including Group Vice President of Berry Network, Inc. and . L.M. Berry’s Division Manager for Cincinnati and Rochester. Mr. Payne holds a B.A. degree from The Ohio State University.

John S. Fischer has served as General Counsel and Secretary of Regatta Holdings since November 2007, as The Berry Company’s General Counsel and Secretary since April 2008, as Local Insight Media’s General Counsel and Secretary since January 2007 and as Local Insight Media Holdings’ General Counsel and Secretary since March 2008. From June 2006 until January 2007, he served as Local Insight Media’s interim General Counsel on a consulting basis. From December 2004 until May 2006, Mr. Fischer served as Vice President and Deputy General Counsel at Dex Media, Inc. From July 2003 until December 2004, he was a member of the law department at Qwest Communications International Inc., where his duties included providing legal support and advice to Qwest’s Corporate Development group. His prior legal experience includes serving as General Counsel of LCC International, Inc. Mr. Fischer holds a B.A. degree from Stanford University (Phi Beta Kappa) and J.D. and M.B.A. degrees from the University of California at Los Angeles.

Kathleen Geiger-Schwab has served as Chief Strategy and Client Officer of Regatta Holdings, The Berry Company and Local Insight Media Holdings since June 2009. From April 2008 until June 2009, she served as Regatta Holdings’ Chief Strategy Officer and as The Berry Company’s Chief Operating Officer. She served as Chief Strategy Officer of Local Insight Media Holdings from March 2008 until June 2009. She has served as Local Insight Media’s Chief Strategy Officer since March 2008. From 1999 until April 2008, Ms. Geiger-

Schwab served as Executive Vice President of L.M. Berry and as President of Berry Network, Inc. Ms. Geiger-Schwab has more than 29 years of experience in the Yellow Pages industry. She holds a B.S. degree in Advertising from the University of Alabama.

Richard L. Shaum, Jr. has served as the Senior Vice President, Human Resources and Chief Talent Officer of Regatta Holdings since April 2008 and of The Berry Company since June 2009. He served as our Chief Administrative Officer from November 2007 until April 2008. He has held senior management positions with Local Insight Media since January 2007, and has served as Senior Vice President, Human Resources and Chief Talent Officer of Local Insight Media Holdings since March 2008. From April 2006 until January 2007, he provided interim management services to Local Insight Media. From 2003 through 2005, Mr. Shaum worked for Vantis International, a Canadian headquartered travel company, as Senior Vice President of Sales and Marketing. Between 2001 and 2002, Mr. Shaum provided consulting and interim management services to a variety of clients including Qwest Communications. From 1999 through 2000, he served as Chief Operating Officer for Vantis International. Between 1993 and 1998, he held the position of Managing Partner for Cavalry Capital Management in Monument, Colorado. Mr. Shaum earned a B.A. degree in religion from Vanguard University and M.A. degree in speech communication from the University of New Mexico.

Rohit Kumar has served as Senior Vice President, Information Technology and Chief Information Officer of Regatta Holdings, The Berry Company and Local Insight Media Holdings since August 2009. From January 2006 to August 2009, he served as Vice President, Chief Technology Officer of the Sun-Times News Group, with responsibility for that company’s Interactive Media line of business and Information Technology function. From 2000 to December 2005, he served as Chief Technology Officer of the Options Clearing Corporation, where he was responsible for corporate strategy, technology, procurement and developing new business opportunities. Mr. Kumar holds a BA in Economics from Delhi University, an MBA from Northwestern University's Kellogg School of Management and an MS in Management Information Systems from Northern Illinois University.

Mitchell B. Vander Vegt has served as Senior Vice President, Operations of Regatta Holdings, The Berry Company and Local Insight Media Holdings since October 2009. He served as Vice President, Operations of Local Insight Media Holdings from March 2008 until October 2009. In February 2007, he joined Local Insight Media as its Vice President of Operations. From July 1981 to January 2007, he held several management positions with Dex Media, Inc., including Director of Publishing, Director of Graphics and Book Manufacturing, Director of Sales Operations for Colorado, Montana and Wyoming Markets, and Director of Operations Support and Strategy.

Marilyn B. Neal has served as Chairman of the Board of Regatta Holdings since November 2007. From November 2007 until December 2008, she also served as President and Chief Executive Officer of Regatta Holdings. She has served as Local Insight Media’s Chairman of the Board since June 2006 and as Local Insight Media Holdings’ Chairman of the Board since June 2008. On December 31, 2008, she was appointed Executive Chairman of Local Insight Media Holdings. From January 2003 until January 2006, she served as Executive Vice President and Chief Operating Officer of Dex Media, Inc. From 2000 until November 2002, Mrs. Neal served as Regional President, Transcoastal & National for Verizon Information Services, with responsibilities for Verizon’s Yellow Pages business in the western and northeastern United States. From 1974 to 2000, she held several positions with GTE Information Services, formerly GTE Directories, including Senior Vice President, Vice President of International, Vice President of Business Development and various other sales positions. In addition, she was a member of the board of directors of Chesapeake Directory Sales Corporation and the Association of Directory Marketing and was an active participant in the National Yellow Pages Association.

John Almeida, Jr. has served as one of our directors since November 2007, as a director of Local Insight Media since June 2006 and as a director of Local Insight Media Holdings since March 2008. Mr. Almeida joined WCAS in March 1999 and is a general partner of that firm. Prior to joining WCAS, Mr. Almeida worked in the investment banking department of Lehman Brothers Inc. from 1997 to 1999 and at the private equity firm

Westbury Capital Partners from 1995 to 1997. Mr. Almeida holds a B.A. degree from Yale College. He is currently a member of the board of director of ITC^DeltaCom, Inc. During the past five years, Mr. Almeida served as a director of Dex Media, Inc.

Darren C. Battistoni has served as one of our directors since November 2007, as a director of Local Insight Media since March 2007 and as a director of Local Insight Media Holdings since June 2008. He is a Vice President at WCAS, which he joined in September 2004. For two years prior to joining WCAS, Mr. Battistoni worked in the investment-banking group of Credit Suisse First Boston. He holds a B.S. degree in Economics from the Wharton School at the University of Pennsylvania. He is also a director of several privately owned companies. During the past five years, Mr. Battistoni served as a director of Centennial Communications Corp.

Anthony J. de Nicola has served as one of our directors since November 2007, as a director of Local Insight Media since June 2006 and as a director of Local Insight Media Holdings since June 2008. He has been a general partner of WCAS since April 1994. Previously, he worked for William Blair & Company for four years in the merchant banking area. Mr. de Nicola holds a B.A. degree from DePauw University and an M.B.A. from Harvard Business School. He is also a member of the boards of directors of several privately owned companies. During the past five years, Mr. de Nicola served as a director of Centennial Communications Corp., Valor Communications Group, Inc., Windstream Corporation, Dex Media, Inc., R.H. Donnelley Corporation and Alliance Data Systems Corporation.

Qualifications of Directors

A number of factors were taken into consideration in reaching the conclusion that Mrs. Neal and Messrs. Pomeroy, Almeida, Battistoni and de Nicola should each serve as a director of Regatta Holdings. Each of these individuals displays characteristics that are expected of our directors, including integrity, high personal and professional ethics, sound business judgment and the ability and willingness to commit sufficient time to the Board of Directors. The following additional factors were taken into consideration in concluding that each of these individuals should serve as a director: (i) in the case of Mrs. Neal, her professional background (including more than 30 years of experience in the yellow pages industry), her general understanding of our business and her specific knowledge with respect to strategic, sales, operational and other disciplines relevant to our business; (ii) in the case of Mr. Pomeroy, his professional background, his general understanding of our business and his specific knowledge with respect to strategic, financial and other disciplines relevant to our business; (iii) in the case of Mr. Almeida, his professional background (including his prior service as a director of Dex Media, Inc.), his general understanding of our business, his specific knowledge with respect to strategic, financial and other disciplines relevant to our business and his affiliation with WCAS; (iv) in the case of Mr. Battistoni, his professional background, his general understanding of our business, his specific knowledge with respect to strategic, financial and other disciplines relevant to our business and his affiliation with WCAS; and (v) in the case of Mr. de Nicola, his professional background (including his prior service as a director of Dex Media, Inc. and R.H. Donnelley Corporation), his general understanding of our business, his specific knowledge with respect to strategic, financial and other disciplines relevant to our business and his affiliation with WCAS.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding the compensation program in place for our executive officers, including our President, our Chief Financial Officer and our next three most highly compensated executive officers, whom we refer to in this compensation discussion and analysis as our Named Executive Officers for the year ended December 31, 2009:

•	Douglas A. Myers, our President.

•	James S. Stirbis, our Chief Financial Officer.

•	Scott A. Pomeroy, a director of Regatta Holdings and President and Chief Executive Officer of The Berry Company.

•	Kevin J. Payne, our Senior Vice President, Client Services.

•	John S. Fischer, our General Counsel and Secretary.

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

Compensation Philosophy and Objectives

Our executive compensation program is designed to motivate, attract, reward and retain talented individuals who are essential to our continued success. Our compensation program for Named Executive Officers is based on the following key principles:

•

Compensation linked with performance. A significant portion of total compensation should be based on achievement of financial, operational and strategic goals. Compensation should also be designed to recognize and reward individual contributions, teamwork and strong performance.

•	Long-term compensation. Equity-based compensation encourages executives to focus on long-term growth and prospects and to demonstrate a long-term performance commitment.

•	Industry competitive compensation. The amount and elements of executive compensation should be competitive in the industry in which we compete for executive talent.

Employment Relationships of our Named Executive Officers

We completed our first, partial fiscal year on December 31, 2007 following consummation of the Split-Off in November 2007. Prior to and following the Split-Off (until June 20, 2008), Messrs. Pomeroy, Stirbis and Fischer were employed by Local Insight Media. Messrs. Pomeroy, Stirbis and Fischer continued to be employed by Local Insight Media following the Split-Off. Prior to and following the Split-Off (until June 20, 2008), Mr. Myers was an employee of CBD Media LLC, a wholly owned, indirect subsidiary of Local Insight Media. Upon the completion of The Berry Company’s acquisition of the Berry ILOB on April 23, 2008, Mr. Payne became employed by The Berry Company. On June 20, 2008, upon the combination of the businesses of Regatta Holdings and Local Insight Media, Messrs. Pomeroy, Myers, Stirbis and Fischer became employed by Local Insight Media Holdings. During the year ended December 31, 2009, the Named Executive Officers’ compensation was paid by LIMI in the case of Messrs. Pomeroy, Myers, Stirbis and Fischer and The Berry Company in the case of Mr. Payne.

The compensation information discussed in this compensation discussion and analysis and in the tables, footnotes and narrative that follow represents all compensation earned by the Named Executive Officers during fiscal 2009, and unless otherwise stated, assumes that the Named Executive Officers devoted all of his or her time to providing services to Regatta Holdings.

Compensation Setting Process

The Compensation Committee of the Board of Directors of Local Insight Media Holdings reviews and approves the compensation for our Named Executive Officers who are also executive officers of Local Insight Media Holdings. Prior to June 20, 2008, this responsibility was carried out by the Compensation Committee of Local Insight Media. The compensation of executive officers of Regatta Holdings or The Berry Company who are not also executive officers of Local Insight Media Holdings is determined by the executive officers to whom they report in accordance with their respective job responsibilities and functions. During the year ended December 31, 2009, the compensation of Messrs. Pomeroy, Payne and Fischer was determined by the Compensation Committee and the compensation of Messrs. Myers and Stirbis was determined by the executive officers to whom they report, as described above. All references to “Compensation Committee” in this compensation discussion and analysis, and in the tables, footnotes and narrative following this compensation discussion and analysis, refer to the Compensation Committee of Local Insight Media for the period prior to June 20, 2008 and to the Compensation Committee of Local Insight Media Holdings for periods commencing on or after June 20, 2008.

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

Benchmarking and Peer Group

During 2007, the Compensation Committee retained Watson Wyatt to review and assess Local Insight Media’s executive compensation program. Watson Wyatt identified a peer group of publicly traded companies, provided comparative data with respect to these peer companies, and provided recommendations regarding the overall compensation program and pay levels for Local Insight Media and its subsidiaries. Upon the recommendation of Watson Wyatt, a compensation peer group was used in setting executive compensation consisting of companies in Local Insight Media’s industry, which we refer to as the Peer Group, having similar size, revenue and number of employees to Local Insight Media. The Peer Group included the following companies: Dow Jones & Company, Inc., Gatehouse Media Inc., SuperMedia, Meredith Corporation, and Dex One.

Neither the Compensation Committee nor the Regatta Holdings Board of Directors retained compensation consultants during 2008 or 2009. However, the Compensation Committee undertook compensation review process in fiscal 2008 and 2009 and, after consideration of other companies in the industry of comparable size, revenue and number of employees, determined to use the same Peer Group in reviewing executive compensation in 2008 and 2009. In setting the base salaries and short-term cash bonus award amounts for our Named Executive Officers, the Compensation Committee analyzed publicly available compensation data for the Peer Group and targeted cash compensation in the 50th percentile of cash compensation paid to similarly situated executive officers within the Peer Group, as adjusted for size, with a significant portion of cash compensation consisting of the incentive cash bonus award. The Compensation Committee believed that this allocation between base salary and incentive compensation properly reflects an emphasis on linking incentive compensation to company performance and results. The Compensation Committee targeted total compensation, including equity compensation, at the 100th percentile of total compensation paid to similarly situated executive officers within the Peer Group.

Compensation Program Components

Our executive compensation program for 2009 consisted of base salary, a performance-based cash bonus, long-term equity compensation, a deferred compensation program, benefits generally available to all employees and certain other benefits. We believe executive compensation established for 2009 was allocated between base salary and incentive-based awards in a manner that was competitive within the marketplace and industry and appropriate to fulfill our stated compensation policies.

Base Salary

We believe that competitive levels of cash compensation, together with other incentive programs, are necessary for the motivation and retention of our executive officers. Base salaries provide executives with a predictable level of income and help achieve our compensation objectives by attracting and retaining strong executive talent. The base salaries of our Named Executive Officers are reviewed and, if appropriate, adjusted annually after internal review of the executive officer’s total compensation package and the executive officer’s individual performance and, in some cases, after considering market data provided by outside compensation consultants or otherwise obtained by the Compensation Committee. As discussed above, neither the Compensation Committee nor the Regatta Holdings Board of Directors retained compensation consultants during 2008 and 2009, but the Compensation Committee did consider publicly available Peer Group data. The base salaries of Messrs. Pomeroy, Myers, Stirbis, Payne and Fischer did not increase in 2009 compared to 2008. On December 31, 2009, the Compensation Committee increased Mr. Pomeroy’s base salary from $450,000 to $600,000, effective January 1, 2010.

Short-Term Performance-Based Cash Bonuses

We provide an opportunity for annual cash incentive awards to the Named Executive Officers and the rest of our management to reward the achievement of corporate goals and initiatives.

In April 2009, the Compensation Committee approved the 2009 performance targets for the payment of cash bonuses under the Local Insight Media Holdings Executive Bonus Plan. The performance targets are based on the consolidated financial performance of Local Insight Media Holdings and its affiliated operating companies, including The Berry Company, ACS Media, CBD Media, HYP Media, Axesa Servicios de Información, S. en C. (the leading Yellow Pages publisher in Puerto Rico, which is a 60% indirectly owned subsidiary of LIMH) and Caribe Servicios de Información Dominicana, S.A. (the largest Yellow Pages publisher in the Dominican Republic, which is a 100% indirectly owned subsidiary of LIMH). If the targets are achieved, cash bonuses are paid out under the Executive Bonus Plan based on a percentage of each eligible employee’s target award. The target award is equal to 100% of the base salary of Mr. Pomeroy; 70% of the base salaries of Messrs. Payne and Fischer; and 60% of the base salaries of Messrs. Myers and Stirbis.

The 2009 bonus opportunity approved by the Compensation Committee provided for a payout of up to 100% of the target award. Of such amount, 50%, or the EBITDA target, was based on the achievement of specified pro forma consolidated EBITDA objectives for Local Insight Media Holdings and its affiliated operating companies and 50%, or the ad sales target, was based on the achievement of specified advertising sales objectives for Local Insight Media Holdings and its affiliated operating companies. The EBITDA target and ad sales targets represented an increase over the actual consolidated EBITDA and ad sales actually achieved by Local Insight Media Holdings and its affiliated operating companies for the year ended December 31, 2008. The Compensation Committee also established minimum thresholds for each component of the 2009 bonus opportunity, such that if the applicable threshold were not met no bonus would be paid with respect to that component.

The targets under the Executive Bonus Plan are tied to the confidential operating plan of Local Insight Media Holdings and its affiliated operating companies. The achievement of these targets was therefore substantially uncertain at the time the targets were set in April 2009. However, the EBITDA and ad sales targets were intended to be challenging but realistic, in order to drive sustainable growth.

In March 2010, the Compensation Committee determined that the performance targets established for the payment of a bonus with respect to 2009 had not been met. Accordingly, no bonus is payable under the Local Insight Media Holdings Executive Bonus Plan with respect to 2009 performance. In December 2009, the Compensation Committee authorized the establishment of a separate cash bonus pool of up to $3.0 million. The Compensation Committee has the authority to approve payments out of this pool as incentive bonuses in 2010 to certain eligible employees, including the Named Executive Officers, for services rendered in 2009. As of March 31, 2010, the Compensation Committee had not determined whether to distribute such incentive bonus, nor had it determined to which employees such incentive bonus would be paid or the terms or manner in which it would be paid in the event such bonus is distributed.

Long-Term Equity Compensation

2008 Stock Option Plan. In June 2008, the Board of Directors of Local Insight Media Holdings approved the Local Insight Media Holdings, Inc., 2008 Stock Option Plan, or the Option Plan, pursuant to which eligible employees and directors of and consultants to Local Insight Media Holdings and its direct and indirect subsidiaries (including Regatta Holdings and The Berry Company) may be granted options to purchase shares of common stock of Local Insight Media Holdings. The Compensation Committee is responsible for administering the Option Plan and has authority to approve the terms of all grants of equity compensation under the Option Plan, including to our Named Executive Officers. Although the Regatta Holdings Board of Directors and our executive officers may make recommendations about the terms of equity awards to be granted to our employees, these awards are approved by the Compensation Committee.

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

Each option is subject to the terms and conditions of a stock option agreement between Local Insight Media Holdings and the option holder. Stock options granted under the Option Plan have a term of ten years and are subject to time-based vesting and performance-based vesting conditions. In most cases, the vesting schedule of options depends on the date on which the option holder’s employment or period of service with us or Local Insight Media or Local Insight Media Holdings commenced. In general, for those employees whose employment or period of service commenced in 2006, 50% of their options were vested when the option award was made in August 2008; for those employees whose employment commenced in 2007, 25% of their options were vested when the option award was made in August 2008; and for those employees whose employment commenced in 2008, none of their options was vested when the option award was made in August 2008. For employees whose employment commenced in 2009, none of their options was vested when the option award was made.

In general, 50% of the unvested stock options granted under the Option Plan vest in equal annual installments over time (two years in the case of employees whose employment or period of service commenced in 2006; three years in the case of employees whose employment commenced in 2007; and four years in the case of employees whose employment commenced in 2008 or 2009), and 50% of the stock options granted under the Option Plan vest based on the achievement by Local Insight Media Holdings and its affiliated operating companies of specified consolidated EBITDA and consolidated revenue targets over time. If all the targets are met, vesting occurs in equal annual installments over two years in the case of employees whose employment or period of service commenced in 2006; three years in the case of employees whose employment commenced in 2007; and four years in the case of employees whose employment commenced in 2008 or 2009. Options that vest based on the achievement of the specified consolidated EBITDA and consolidated revenue targets are referred to as performance vesting options. If the specified consolidated EBITDA and consolidated revenue targets for a particular year are not met, the performance vesting options scheduled to vest with respect to that year will not vest; provided that these performance vesting options will nevertheless vest if in the following year certain specified cumulative consolidated EBITDA and consolidated revenue targets are met. Any performance vesting options that do not vest because the applicable annual and cumulative performance targets were not achieved will in any event vest in four equal annual installments commencing on the second anniversary of the date on which such performance vesting options were originally scheduled to vest if the relevant annual performance targets had been met. The performance targets applicable to the performance vesting options may vary from the targets established under the Executive Bonus Plan and are approved by the Compensation Committee at the time the stock option is awarded; provided that the Compensation Committee has the discretion to adjust the performance targets to reflect acquisitions, divestitures, recapitalizations and certain similar transactions. As of March 31, 2010, the Compensation Committee had not determined whether and to what extent the consolidated revenue and EBITDA targets for 2009 had been met for purposes of the vesting of the outstanding performance vesting options awarded under the Option Plan.

On August 1, 2008, our Named Executive Officers received awards of stock options under the Option Plan. The following table describes, for each Named Executive Officer, the number of stock options awarded and the percentage of those stock options that were vested as of the grant date:

Name	Number of stock options awarded on August 1, 2008	Percentage of stock options vested on August 1, 2008
Douglas A. Myers	490	25%
James S. Stirbis	430	25%
Scott A. Pomeroy	7,265	50%
Kevin J. Payne	485	0%
John S. Fischer	1,540	50%

No stock options were awarded to our Named Executive Officers during the year ended December 31, 2009.

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

Deferred Compensation Plan

On January 24, 2008, Local Insight Media adopted the Local Insight Media Deferred Compensation Plan under Section 401 of the Internal Revenue Code. This plan is a nonqualified deferred compensation plan that is intended to provide certain employees and independent contractors, including non-employee directors, the opportunity to make elective deferrals of compensation to which they will become entitled in the future. Participants, who are selected by the Compensation Committee, may elect to defer annually a maximum of 100% of their base salary and performance-based cash bonus. Company contributions to the plan may be made at the sole discretion of the Compensation Committee. To date, no discretionary company contributions have been authorized. Participant deferrals and discretionary contributions, if any, are credited to the participant’s deferred compensation account, which will be credited with an investment return determined as if the account were invested in one or more of the investment funds made available under the plan, as selected by the participant. All participant deferrals are 100% vested immediately, while any company discretionary contributions vest equally over four years commencing on the date the participant first provided services to Local Insight Media Holdings or any of its subsidiaries. None of our Named Executive Officers elected to participate in the Deferred Compensation Plan during 2009. As of December 31, 2009, the deferred compensation liability balance under the plan was $56,166.

Employee Benefits

The Named Executive Officers are eligible to participate in our flexible benefits plans that are generally available to all of our employees. Under these plans, all employees are entitled to medical, dental and vision coverage, life insurance, long-term and short-term disability insurance and a 401(k) savings plan. During 2009, company matching contributions equal to 4.5% of employee contributions under the 401(k) savings plan were made in cash; such contributions vested immediately. Additionally, our employees are entitled to vacation, sick leave and other paid holidays. In addition, certain of our Named Executive Officers are covered by company-paid supplementary disability insurance. The Compensation Committee periodically reviews the benefits program to determine if any adjustments are appropriate.

Narrative Disclosure of Compensation Policies and Practices as they Relate to Risk Management

We believe that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

Employment Agreements

Pomeroy and Fischer Employment Agreements

Each of Messrs. Pomeroy and Fischer is party to an employment agreement with Local Insight Media Holdings. The following table summarizes certain provisions that are unique to each such employment agreement:

Executive	Effective Date	Expiration Date		Annual Base Salary	Target Bonus
Scott A. Pomeroy	January 2, 2007	January 2, 2011	(1)	$600,000	100% of base salary; up to 150% of base salary if stretch goals are achieved(2)
John S. Fischer	January 2, 2007	January 2, 2011	(1)	$240,000	70% of base salary; up to 105% of base salary if stretch goals are achieved(2)

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

Local Insight Media Holdings will have “cause” to terminate the executive’s employment upon: (i) his commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) his commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties in the employment agreement (other than any such failure resulting from his disability) which is not remedied within 30 days after receipt of written notice thereof; (iv) his willful failure to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board of Directors not inconsistent with the terms of the employment agreement which is not remedied within 30 days after receipt of written notice thereof; or (v) his unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing his or her duties and responsibilities to Local Insight Media Holdings.

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

See the section entitled “Potential Payments Upon Severance and Change of Control Arrangements” below for more information about payments that are payable to Messrs. Pomeroy and Fischer upon termination of their services or a change in control of Local Insight Media Holdings.

Stirbis Employment Terms

James S. Stirbis is not party to an employment agreement. However, Local Insight Media Holdings has delivered a term sheet to Mr. Stirbis that describes the terms of his employment by Local Insight Media Holdings. Local Insight Media Holdings will have “cause” to terminate Mr. Stirbis’ employment upon: (i) his commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) his commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties as are reasonably assigned to him by Local Insight Media Holdings; or (iv) his unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing his duties and responsibilities to Local Insight Media Holdings.

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

Payne Employment Terms

Kevin J. Payne is not party to an employment agreement. However, Local Insight Media Holdings has delivered a term sheet to Mr. Payne that describes the terms of his employment by Local Insight Media Holdings. In addition to the bonus payable to Mr. Payne under the Local Insight Media Holdings Executive Bonus Plan, Mr. Payne’s term sheet entitles him to: (i) a one-time $50,000 signing bonus that was paid in February 2009 and (ii) two retention bonus payments of $100,000, each of which is conditioned on Mr. Payne not having voluntarily terminated his employment and not having been terminated for “cause” on the first and second anniversaries, respectively, of the closing of the Berry ILOB acquisition on April 23, 2008. The first retention bonus was paid to Mr. Payne in May 2009. The second retention bonus payment is scheduled be paid to Mr. Payne in May 2010, subject to Mr. Payne not having voluntarily terminated his employment and not having been terminated for “cause” on the payment date. In the event Mr. Payne’s employment is terminated without cause prior to April 23, 2010, Mr. Payne will be entitled to any unpaid retention bonus payments (in addition to the other severance amounts to which he is entitled, as described below in the section entitled “Potential Payments Upon Severance and Change of Control Arrangements”).

Under his term sheet, Mr. Payne was entitled to a relocation package that covered a variety of costs incurred in connection with his relocation from Dayton, Ohio to Denver, Colorado in 2009. Under the relocation package, our company has agreed to purchase Mr. Payne’s home in Dayton through a relocation management firm. The relocation package provides that if Mr. Payne voluntarily terminates his employment, or if he is terminated for cause, within two years of his relocation, Mr. Payne will be required to repay 100% of all relocation expenses previously paid by us (if the termination occurs within one year of his relocation) and a prorated portion of such expenses if the termination occurs following the first anniversary and before the second anniversary of his relocation.

Local Insight Media Holdings will have “cause” to terminate Mr. Payne’ employment upon: (i) his commission of any act or omission that results in, or that may reasonably be expected to result in, a conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (ii) his commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct or breach of fiduciary duty against Local Insight Media Holdings; (iii) a willful failure to substantially perform such duties as are reasonably assigned to him by Local Insight Media Holdings; or (iv) his unlawful use (including being under the influence) or possession of illegal drugs on Local Insight Media Holdings’ premises or while performing his duties and responsibilities to Local Insight Media Holdings.

Mr. Payne is also party to an agreement on ideas, inventions and confidential information that imposes on him: (i) a non-competition and non-solicitation obligation that remains in effect for a period of six months following the termination of Mr. Payne’s employment and (ii) an on-going non-disparagement and confidentiality obligation.

See the section entitled “Potential Payments Upon Severance and Change of Control Arrangements” below for more information about payments that are payable to Mr. Payne upon termination of his services or a change in control of Local Insight Media Holdings.

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

We currently expect that all compensation paid to the Named Executive Officers in 2009 will be deductible by us.

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of our Named Executive Officers for our full fiscal years ended December 31, 2009 and 2008 and our partial fiscal year ended December 31, 2007. Compensation information with respect to our partial fiscal year ended December 31, 2007 is provided only for Mr. Stirbis (our principal financial officer at December 31, 2007); none of our other executive officers had total compensation for more than $100,000 for our partial fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary		Option Awards(5)	Non-Equity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Douglas A. Myers	2009	$193,325	(1)	$-0-	$-0-		$-0-	$11,421	(8)	$204,746
President	2008	$193,325	(2)	$309,333	$160,074	(6)	$-0-	$14,211	(9)	$676,943
James S. Stirbis	2009	$187,202	(1)	$-0-	$-0-		$-0-	$12,776	(8)	$199,978
Chief Financial Officer	2008	$187,202	(1)	$271,455	$155,003	(6)	$3,900	$9,185	(10)	$626,745
	2007	$14,584	(3)	$-0-	$8,787	(7)	$-0-	$875	(11)	$24,246
Scott A. Pomeroy	2009	$450,000	(1)	$-0-	$-0-		$-0-	$15,956	(8)	$465,956
Director of Regatta Holdings and President and CEO of The Berry Company	2008	$450,000	(1)	$4,586,331	$621,000	(6)	$-0-	$14,206	(10)	$5,671,537
Kevin J. Payne	2009	$225,000	(4)	$-0-	$-0-		$-0-	$745,962	(12)	$970,962
Senior Vice President, Client Services of The Berry Company	2008	$127,000	(4)	$306,176	$150,189	(6)	$-0-	$56,267	(13)	$639,632
John S. Fischer	2009	$240,000	(1)	$-0-	$-0-		$-0-	$14,457	(8)	$254,457
General Counsel and Secretary	2008	$240,000	(1)	$972,188	$231,840	(6)	$-0-	$13,037	(10)	$1,457,065

(1)	Reflects base salary paid by LIMI to the indicated Named Executive Officers.
(2)	Reflects base salary paid by CBD Media LLC, a subsidiary of Local Insight Media, to Mr. Myers.
(3)

Reflects base salary paid by LIMI to Mr. Stirbis for the one-month period ended December 31, 2007. A portion of this amount was allocated to and paid by Regatta Holdings for services Mr. Stirbis performed as the Chief Financial Officer of Regatta Holdings following the Split-Off pursuant to the terms of the consulting agreement between LIMI and Regatta Holdings.

(4)	Reflects base salary paid by The Berry Company to Mr. Payne.
(5)

The option awards described in this column relate to stock options awarded under the Local Insight Media Holdings Stock Option Plan. The dollar amounts in this column represent the aggregate grant date fair value of the option award on the grant date computed in accordance with FASB ACS Topic 718. See Note 11 to the consolidated financial statements included in Item 8 for a description of the assumptions used in calculating the aggregate grant date fair value for such option awards pursuant to FASB ACS Topic 718. For further information on these awards, see the Outstanding Equity Awards at Fiscal Year-End table below.

(6)

Represents cash awards earned during 2008 and paid in April 2009 under the Local Insight Media Executive Bonus Plan. Such amounts were paid by LIMI in the case of Messrs. Myers, Stirbis, Pomeroy and Fischer and by The Berry Company in the case of Mr. Payne.

(7)

Represents a pro rata portion of the cash awards earned during 2007 under the Local Insight Media Executive Bonus Plan attributable for services performed by Mr. Stirbis for the one-month period ended December 31, 2007 and paid by LIMI.

(8)

Consists of: (i) matching 401(k) plan contributions of $11,025 for the benefit of Messrs. Myers, Stirbis, Pomeroy and Fischer; (ii) company-paid life insurance premiums in the amount of $396 for the benefit of Mr. Myers, $354 for the benefit of Mr. Stirbis, $630 for the benefit of Mr. Pomeroy and $454 for the benefit of Mr. Fischer; and (iii) company-paid supplementary disability insurance premiums in the amount of $1,397 for the benefit of Mr. Stirbis, $4,301 for the benefit of Mr. Pomeroy and $2,978 for the benefit of Mr. Fischer.

(9)

Consists of: (i) a matching 401(k) plan contribution of $13,800 for the benefit of Mr. Myers and (ii) $411 of company-paid life insurance premiums for the benefit of Mr. Myers. In addition to these amounts, CBD Media LLC paid $1,362,230 to Mr. Myers in January 2008. This amount related to a severance obligation arising under Mr. Myers’ former employment agreement with CBD Media LLC prior to its merger with Local Insight Media in March 2007. That severance obligation was triggered by that merger and was satisfied in full with the payment made to Mr. Myers in January 2008.

(10)

Consists of: (i) matching 401(k) plan contributions of $7,783 in the case of Mr. Stirbis and $10,350 in the case of Messrs. Pomeroy and Fischer; (ii) company-paid life insurance premiums in the amount of $354 for the benefit of Mr. Stirbis, $630 for the benefit of Mr. Pomeroy and $454 for the benefit of Mr. Fischer; and (iii) company-paid supplementary disability insurance premiums in the amount of $1,048 for the benefit of Mr. Stirbis, $3,226 for the benefit of Mr. Pomeroy and $2,233 for the benefit of Mr. Fischer. Such amounts were paid by LIMI.

(11)	Consists of a matching 401(k) plan contribution of $875 for the benefit of Mr. Stirbis.
(12)

Consists of: (i) $289 of sales commissions; (ii) a $100,000 retention bonus paid in May 2009; (iii) a matching 401(k) plan contribution of $11,025 for the benefit of Mr. Payne; (iv) $350 of company-paid life insurance premiums for the benefit of Mr. Payne; and (v) $1,603 of company-paid supplementary disability insurance premiums. Such amounts were paid by The Berry Company. In addition, the amount includes certain costs associated with Mr. Payne’s relocation from Dayton, Ohio to Denver Colorado in 2009. In connection with Mr. Payne’s relocation, we agreed to purchase Mr. Payne’s home, or the Payne home, for $527,500, its prevailing value in June 2009 as determined by the average of two independent appraisals. This purchase will not close until the sale of the Payne home to a third party occurs, which is being handled through a relocation management firm. That firm took equity ownership of the Payne home in June 2009; the deed to the Payne home will be delivered to the third party buyer at the time that sale occurs. Pending our purchase and sale of the Payne home, we are making mortgage and certain other payments with respect to the Payne home. During 2009, we paid the following additional amounts relating to the Payne home: (i) $6,415 of inspection, appraisal and related costs; (ii) $33,971 of maintenance, improvements and insurance costs; (iii) $8,178 of financing costs; and (iv) $7,747 of property taxes, resulting in a total incremental cost to us of $583,811. To the extent the sales price of the Payne home exceeds our $527,500 purchase price, we will be entitled to retain any such excess amounts (after payment of closing costs and certain financed obligations), and to the extent the sales price of the Payne home is less than our purchase price, we will bear such loss. In connection with Mr. Payne’s relocation, we also paid $42,966 of moving, temporary housing and related expenses. Finally, Mr. Payne received a $5,918 tax gross-up payment in connection with his relocation.

(13)

Consists of: (i) a matching 401(k) plan contribution of $6,042 for the benefit of Mr. Payne; (ii) $225 of company-paid life insurance premiums for the benefit of Mr. Payne; and (iii) a $50,000 signing bonus earned in 2008 and paid in February 2009. Such amounts were paid by The Berry Company.

Grants of Plan-Based Awards

No grant of awards was made to any of our Named Executive Officers during the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of our Named Executive Officers as of December 31, 2009, information concerning unexercised options to purchase shares of common stock of Local Insight Media Holdings (our indirect parent). All such options were awarded under the Option Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options — Exercisable	Number of Securities Underlying Unexercised Options — Unexercisable		Option Exercise Price	Option Expiration Date
Douglas A. Myers	245	245	(1)(7)	$1,342.31	August 1, 2018
James S. Stirbis	215	215	(2)(7)	$1,342.31	August 1, 2018
Scott A. Pomeroy	5,448.75	1,816.25	(3)	$1,342.31	August 1, 2018
	1,205.25	401.75	(4)	$951.99	July 23, 2016
Kevin J. Payne	121.25	363.75	(5)(7)	$1,342.31	August 1, 2018
John S. Fischer	1,155	385	(6)	$1,342.31	August 1, 2018

(1)

Of these options: (i) 61.25 vested on January 1, 2010; (ii) 61.25 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009; (iii) 61.25 will vest on January 1, 2011; and (iii) 61.25 will vest on April 1, 2011 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ending December 31, 2010.

(2)

Of these options: (i) 53.75 vested on January 1, 2010; (ii) 53.75 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009; (iii) 53.75 will vest on January 1, 2011; and (iii) 53.75 will vest on April 1, 2011 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ending December 31, 2010.

(3)

Of these options: (i) 908.125 vested on January 1, 2010 and (ii) 908.125 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009.

(4)

Of these options: (i) 200.875 will vest on April 1, 2010 and (ii) 200.875 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009.

(5)

Of these options: (i) 60.625 will vest on April 1, 2010; (ii) 60.625 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009; (iii) 60.625 will vest on each of April 1, 2011 and 2012; and (iv) 60.625 will vest on each of April 1, 2011 and 2012 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the prior fiscal year.

(6)

Of these options: (i) 192.5 vested on January 1, 2010 and (ii) 192.5 will vest on April 1, 2010 if Local Insight Media Holdings and its affiliated operating companies achieve specified consolidated revenue and adjusted EBITDA targets for the year ended December 31, 2009.

(7)

Options that vest based on the achievement of the specified consolidated revenue and adjusted EBITDA targets vest as described above under the heading “Compensation Discussion and Analysis — Compensation Program Components — Long-Term Equity Compensation — Stock Option Plan”

During the year ended December 31, 2009, no stock options were exercised by any of our Named Executive Officers.

Pension Benefits

We do not have any pension plans.

Nonqualified Deferred Compensation

None of our Named Executive Officers elected to participate in the Deferred Compensation Plan during 2009.

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

No other payments are required to be made to Mr. Myers upon the termination of his employment with Local Insight Media Holdings or upon a change in control of Regatta Holdings or Local Insight Media Holdings.

If the employment of Messrs. Pomeroy or Fischer is terminated without “cause,” for “good reason” or by reason of Local Insight Media Holdings providing notice of non-extension of the employment agreement, Local Insight Media Holdings will pay to the executive: (a) 12 months of base salary (to be paid in a lump sum within 90 days following the date of the executive’s separation from service); (b) an amount equal to 12 months of COBRA coverage (to be paid in a lump sum on the same date the amount described in clause (a) is paid); and (c) a prorated amount of the executive’s annual bonus based on Local Insight Media Holdings’ performance through the date of the termination of the executive’s employment (to be paid in a lump sum during the period commencing January 1 and ending April 30 of the calendar year immediately following the calendar year to which the bonus relates).

If the employment of Mr. Stirbis is terminated without “cause,” Local Insight Media Holdings will pay him: (i) six months of base salary (to be paid in a lump sum within 90 days following the date of his separation from service); (ii) an amount equal to six months of COBRA coverage (to be paid in a lump sum on the same date the amount described in clause (i) is paid); and (iii) a prorated amount of his annual bonus based on Local Insight Media Holdings’ performance through the date of the termination of his employment (to be paid in a lump sum during the period commencing January 1 and ending April 30 of the calendar year immediately following the calendar year to which the bonus relates).

If the employment of Mr. Payne is terminated without “cause,” Local Insight Media Holdings will pay him: (i) 12 months of base salary (to be paid in a lump sum within 90 days following the date of his separation from service); (ii) an amount equal to 12 months of COBRA coverage (to be paid in a lump sum on the same date the amount described in clause (i) is paid); and (iii) a prorated amount of his annual bonus based on Local Insight Media Holdings’ performance through the date of the termination of his employment (to be paid in a lump sum during the period commencing January 1 and ending April 30 of the calendar year immediately following the calendar year to which the bonus relates). In addition, in the event Mr. Payne’s employment is terminated without cause prior to April 23, 2010, Mr. Payne will be entitled to any unpaid retention bonus payments owing to him pursuant to his term sheet (in addition to the other severance amounts to which he is entitled, as described below). The foregoing severance payments are subject to the executive entering into a legal release in form and substance reasonably acceptable to us and to his continued compliance with the terms of the confidentiality, non-competition and other covenants to which the executive is bound that survive termination of the executive’s employment.

Set forth below is a quantification and description of the payments that would be due to each Named Executive Officer under the Named Executive Officer’s employment agreement or, in the case of Messrs. Stirbis and Payne, terms of employment, assuming the event that triggers payment (i.e., termination without “cause”) had occurred on the last business day of 2009.

Payments Upon Certain Terminations of Employment
Name	Severance Payment	COBRA Coverage
Douglas A. Myers	-0-	-0-

James S. Stirbis	$93,601 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $112,321 paid by April 30, 2010(1)	$7,695 paid in a lump sum within 90 days following the date of the executive’s separation from service(4)

Scott A. Pomeroy	$450,000 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $450,000 paid by April 30, 2010(2)	$15,390 paid in a lump sum within 90 days following the date of the executive’s separation from service(5)

Kevin J. Payne	$112,500 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $157,500 paid by April 30, 2010, plus $100,000.(3)	$15,390 paid in a lump sum within 90 days following the date of the executive’s separation from service(5)

John S. Fischer	$240,000 paid in a lump sum within 90 days following the date of the executive’s separation from service, plus $168,000 paid by April 30, 2010(2)	$10,958 paid in a lump sum within 90 days following the date of the executive’s separation from service(5)

(1)	Includes six months of Mr. Stirbis’ base salary and the full amount payable to him under the Executive Performance Bonus Plan for 2009 (assuming a bonus payment equal to 100% of the target award).
(2)

Includes 12 months of the Named Executive Officer’s base salary and the full amount payable to such officer under the Executive Performance Bonus Plan for 2009 (assuming a bonus payment equal to 100% of the target award).

(3)

Includes: (i) 12 months of Mr. Payne’s base salary; (ii) the full amount payable to him under the Executive Performance Bonus Plan for 2009 (assuming a bonus payment equal to 100% of the target award); and (iii) the $100,000 retention bonus that would otherwise have been payable to Mr. Payne upon the second anniversary of the closing of the acquisition of the Berry ILOB.

(4)	Consists of amount payable for COBRA premiums for a six-month period following separation from service.
(5)	Consists of amount payable for COBRA premiums for a 12-month period following separation from service.

The stock option agreements governing the stock options awarded to Mr. Pomeroy under the Local Insight Media Holdings 2008 Stock Option Plan provide that all options thereunder shall become fully vested and exercisable immediately prior to any “Change in Control” (as defined in such stock option agreements), contingent upon the consummation of such Change in Control. As of December 31, 2009, the value of Local Insight Media Holdings’ common stock did not exceed the exercise price of the stock options held by Mr. Pomeroy. Therefore, Mr. Pomeroy would not have realized any value from such acceleration assuming a Change in Control occurred as of December 31, 2009.

No other payments or acceleration of benefits arise or are payable to the Named Executive Officers as a result of a change in control of Local Insight Media Holdings or any of its affiliated operating entities, including Regatta Holdings.

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

Director Compensation

During 2009, none of our directors received compensation for their service as directors. We currently do not intend to provide director compensation in the future.

During 2009, one of our directors, Marilyn B. Neal, received compensation for her service as Executive Chairman of the Board of Local Insight Media Holdings, our indirect parent. Mrs. Neal’s compensation in 2009 consisted of: (i) $400,000 salary; (ii) a $11,025 matching contribution under the Local Insight Media 401(k) plan; (iii) company-paid life insurance premiums in the amount of $582 for the benefit of Mrs. Neal; and (iv) company-paid supplementary disability insurance premiums in the amount of $3,753 for the benefit of Mrs. Neal.

One of our directors, Scott A. Pomeroy, received compensation in 2009 in his capacity as President and Chief Executive Officer of Local Insight Media Holdings, our indirect parent, and as President and Chief Executive Officer of The Berry Company. The compensation paid to Mr. Pomeroy, who was a Named Executive Officer in 2009, is described above under the heading “Executive Compensation.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Local Insight Media Holdings, L.P., or LIMH, owns of record 35.7% of Local Insight Media Holdings. Local Insight Media Holdings indirectly owns, through wholly-owned holding companies, 100% of the outstanding membership interests of Regatta Investor LLC, which in turn, both directly and indirectly through its directly and indirectly held partnership interests in each of Regatta Holdings I, L.P., Regatta Holdings II, L.P., and Regatta Holdings III, L.P., owns 100% of the outstanding capital stock of Regatta Holdings.

The following table and the footnotes below set forth the beneficial ownership of Local Insight Media Holdings common stock and LIMH partnership units as of March 31, 2010 for (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) owners of more than 5% of the outstanding shares of Local Insight Media Holdings common stock and of the outstanding LIMH limited partnership units. Except as noted below, the mailing address for each person or entity listed below is c/o Local Insight Regatta Holdings, Inc., 188 Inverness Drive West, Suite 800, Englewood, Colorado 80112.

	Local Insight Media Holdings			LIMH
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class	Number of Partnership Units Beneficially Owned(1)		Percent of Class
5% Stockholders
Welsh, Carson, Anderson & Stowe	195,921.71	(2)	62.6%	191,437,419.46	(3)	69.8%
Local Insight Media Holdings GP, LLC	111,747.41	(4)	35.7%	2,705,001.98	(5)	*
Spectrum Equity Investors	—		—	72,165,325.71	(6)	26.3%
Named Executive Officers and Directors
John Almeida, Jr., Director	195,929.32	(7)	62.6%	191,437,419.46	(8)	69.8%

Anthony J. de Nicola, Director	196,241.23	(9)	62.7%	191,437,419.46	(8)	69.8%

Marilyn B. Neal, Chairman of the Board	3,293.6	(10)	*	819,060.16	(11)	*
Scott A. Pomeroy, Director of Regatta Holdings and President and CEO of The Berry Company	7,763	(12)	2.4%	2,157,775.4	(13)	*
Douglas A. Myers, President	306.25	(14)	*	1,723,111.03	(15)	*
James S. Stirbis, Chief Financial Officer	268.75	(16)	*	20,443.31	(17)	*
Kevin J. Payne, Senior Vice President, The Berry Company	181.875	(18)	*	-0-		*

John S. Fischer, General Counsel and Secretary	1,347.5	(19)	*	204,433.06	(20)	*

All directors and executive officers as a group (14 persons)	211,104.22	(21)	64.4%	196,694,446.14	(22)	71.1%

*	Less than 1%
(1)

The amounts and percentages of Local Insight Media Holdings common stock and LIMH partnership units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest. For purposes of calculating the percentages of shares of Local Insight Media Holdings common stock owned, the number of shares deemed outstanding consists of 313,158.15 shares of common stock outstanding as of March 31, 2010, plus the number of shares of common stock underlying stock options held by the named person that are exercisable within 60 days of such date. As of March 31, 2010, the Compensation Committee had not determined whether and to what extent the consolidated revenue and EBITDA targets for 2009 had been met for purposes of the vesting of the outstanding performance vesting options awarded under the Option Plan. According to the terms of the individual stock option agreements, that determination must be made by April 30, 2009. The number of shares of Local Insight Media Holdings common stock deemed outstanding as of March 31, 2009 therefore does not include the shares of common stock underlying stock options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met. Options covering a total of 3,814 shares of Local Insight Media Holdings common stock may vest based on the achievement of the consolidated revenue and EBITDA targets for 2009 under the Option Plan, as specified in the footnotes to the table above entitled “Outstanding Equity Awards at Fiscal Year-End” above.

For purposes of calculating the percentages of LIMH partnership units owned, the number of units deemed outstanding consists of 274,250,000.00 partnership units outstanding as of March 31, 2010 plus the number of partnership units underlying options held by the named person that are exercisable within 60 days of such date The number of units deemed outstanding does not include the units underlying stock options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and EBITDA targets for 2009 under the Option Plan were met. Options covering a total of 368,108 LIMH partnership units may vest based on the achievement of the consolidated revenue and EBITDA targets for 2009, including: (i) in the case of Mr. Pomeroy, 61,351 options that may vest based on the achievement of consolidated revenue targets and 184,054 options that may vest based on the achievement of consolidated EBITDA targets and (ii) in the case of all directors and executive officers as a group, 84,358 options that may vest based on the achievement of consolidated revenue targets and 253,074 options that may vest based on the achievement of consolidated EBITDA targets.
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

(4)

Shares shown as beneficially owned by Local Insight Media Holdings GP, LLC reflect shares of common stock owned of record by LIMH. Local Insight Media Holdings GP, LLC is the general partner of LIMH. Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P., WCAS Management Corporation, Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P., Spectrum III Investment Managers’ Fund, L.P., Spectrum IV Investment Managers’ Fund, L.P., Spectrum Equity Investors IV, L.P. and Spectrum Equity Investors Parallel IV, L.P., as members of Local Insight Media Holdings GP, LLC, may be deemed to share beneficial ownership of any shares beneficially owned by Local Insight Media Holdings GP, LLC, but disclaim such beneficial ownership to the extent that they do not have a pecuniary interest in such shares. The address of each Spectrum entity is 333 Middlefield Road, Suite 200,

Menlo Park, California 94025. LIMH and Local Insight Media Holdings are parties to a contribution agreement pursuant to which, upon the receipt of a private letter ruling from the IRS and certain other closing conditions Local Insight Media Holdings will deliver to LIMH 92,564.11 shares of Local Insight Media Holdings common stock in exchange for all the issued and outstanding shares of common stock of CII Acquisition Holding Inc., a Puerto Rico corporation that indirectly owns: (i) 100% of Caribe Servicios de Información Dominicana SA, the leading publisher of print and internet directories in the Dominican Republic and (ii) 60% of Axesa Servicios de Información S. en C., the largest publisher of print and IYP directories in Puerto Rico. The closing of such transaction had not occurred as of March 31, 2010; accordingly, the shares shown as beneficially owned by Local Insight Media Holdings GP, LLC do not reflect the ownership of such 92,564.11 shares of Local Insight Media Holdings common stock.

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
(10)

Consists of 3,336.125 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and EBITDA targets for 2009 under the Option Plan were met).

(11)

Consists of 644,187.1 partnership units underlying outstanding unit options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and EBITDA targets for 2009 under the Option Plan were met) and 174,873.06 partnership units held of record by Mrs. Neal.

(12)

Consists of 7,763 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and EBITDA targets for 2009 under the Option Plan were met).

(13)

Consists of 1,717,832.4 partnership units underlying outstanding unit options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met) and 439,943 partnership units held of record by Mr. Pomeroy.

(14)

Consists of 306.25 of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met).

(15)	Consists of 1,723,111.03 partnership units held of record by Mr. Myers.
(16)

Consists of 268.75 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met).

(17)	Consists of 20,443.31 partnership units held of record by Mr. Stirbis.
(18)

Consists of 181.875 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met).

(19)

Consists of 1,347.5 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2009 under the Option Plan were met).

(20)	Consists of 204,433.06 partnership units held of record by Mr. Fischer.
(21)

Includes 14,855.38 shares of common stock underlying outstanding stock options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and EBITDA targets for 2009 under the Option Plan were met), 195,921.71 shares of common stock held by Welsh, Carson, Anderson & Stowe, as described in note 2 above, 7.61 shares of common stock held of record by Mr. Almeida as described in note 7 above and 319.52 shares of common stock held of record by Mr. de Nicola as described in note 9 above.

(22)

Includes 2,362,019.5 partnership units underlying outstanding options that are exercisable currently and within 60 days of March 31, 2010 (excluding options that may vest based on the Compensation Committee’s determination of the extent to which the consolidated revenue and adjusted EBITDA targets for 2008 under the Option Plan were met), 191,437,419.46 partnership units held of record by Welsh, Carson, Anderson & Stowe, 439,943 partnership units held of record by Mr. Pomeroy as described in note 13 above, 1,723,111.03 partnership units held of record by Mr. Myers as described in note 15 above, 20,443.31 partnership units held of record by Mr. Stirbis as described in note 17 above and 204,433.06 partnership units held of record by Mr. Fischer as described in note 20 above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are controlled by the Welsh Holdings Group, which directly or indirectly owns 87.5% of Local Insight Media Holdings, our indirect parent. The Welsh Holdings Group is comprised of WCAS and certain funds and individuals that are affiliated with WCAS.

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

Directory Services Agreement Between The Berry Company and CBD Media

The Berry Company and CBD Media are parties to a directory services agreement dated December 11, 2002. CBD Media is the leading publisher of print and online directories in the greater Cincinnati metropolitan area. Under the directory services agreement with CBD Media, The Berry Company is the exclusive advertising sales agent for local advertising for CBD Media’s yellow and white pages directories, manages a separate sales channel to serve the national advertising sale process for these directories and is responsible for all yellow and white pages pre-press services. The Berry Company’s pre-press services include advertising design and production, page layout, pagination, advertising inventory control, client acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

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

CBD Media compensates The Berry Company for its services on a commission basis, consisting of a base commission and incentive commission, and pays an annual pre-press fee. For the year ended December 31, 2009, CBD Media incurred expenses with The Berry Company of approximately $84.0 million for its services. The Berry Company’s incentive commission is based on performance measured through key performance indicators, which monitor CBD Media’s revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, The Berry Company may earn additional compensation for exceeding performance levels.

The directory services agreement expires on November 30, 2010, subject to automatic renewals for successive one-year terms thereafter, unless either party notifies the other of its decision not to extend the term of the agreement. The directory services agreement may be earlier terminated upon the occurrence of certain events, including an uncured material breach by either party. In addition, CBD Media may terminate the directory services agreement if The Berry Company fails to achieve minimum key performance indicators in consecutive years. In addition, during the term and for one year following the expiration or termination of the directory services agreement, The Berry Company may not compete with CBD Media in the service area covered by the agreement in the greater Cincinnati metropolitan area.

Agreement For Directory Publishing Services Between The Berry Company and ACS Media

The Berry Company and ACS Media are parties to an agreement for directory publishing services dated August 10, 2000. ACS Media is the leading publisher of print and internet advertising directories in Alaska. Under this agreement, The Berry Company has the exclusive right to provide marketing, sales, compilation and editing, graphics and printing services, as well as certain distribution and billing and collection services, for all of ACS Media’s current directories. The Berry Company also has a right of first refusal to provide the same services, with respect to Alaskan markets only, for: (i) future directories purchased, subject to any pre-existing agreement in connection with the purchased directory assumed, or created by ACS Media, (ii) new directories to be produced and (iii) new related products or services that ACS Media may offer. Under this agreement, The Berry Company provides a range of specified marketing services and is responsible for costs associated with maintaining a professional sales, management and customer service work force relating to ACS Media’s directories; the composition and printing of all ACS Media directories (other than actual and reasonable costs arising as a result of ACS Media change requests); and distributing ACS Media’s directories, including all normal annual cost increases (that is, those attributable to access line growth of up to 5% per year). Under this agreement, ACS Media has final approval authority over any directory changes, including rate increases, changes in scope of the directories, new items or changes in the issue dates.

In addition, The Berry Company manages a separate sales channel to serve ACS Media’s national advertisers. For the national sales function, The Berry Company manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

ACS pays The Berry Company a fee for these services based on the net collected directory advertising revenue on a directory-by-directory basis, plus an incentive commission if revenue increase by a specified amount in any given year. For the year ended December 31, 2009, ACS Media incurred expenses with The Berry Company of approximately $40.3 million for its services.

The agreement will remain in effect through the end of a specific publishing cycle in February 2011, subject to automatic renewals for successive one-year terms thereafter, unless either party notifies the other of its decision not to extend the term of the agreement. The agreement may be earlier terminated upon the occurrence of certain events, including an uncured material breach by either party. In addition, ACS Media may terminate the agreement for directory publishing services if customer satisfaction, as measured by annual customer questionnaires and surveys, falls below certain criteria set out in the agreement.

Under an agreement for the provision of IYP Services between The Berry Company and ACS Media, The Berry Company provides a variety of services relating to ACSYellowPages.com, including website production and maintenance; provision and maintenance of ACS Media’s IYP services; distribution of internet-based advertising content of ACS Media’s clients to third party syndicated IYP networks; and sales, solicitation and customer support services. Under this agreement, ACS Media pays The Berry Company a fee based on net collected advertising revenue plus a percentage of The Berry Company’s associated costs. This agreement expires on July 31, 2010 and renews for successive one year terms unless terminated 30 days prior to the expiration of the then-current term, unless either party notifies the other of its decision not to extend the term of the agreement.

Directory Services Agreement Between The Berry Company and HYP Media

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

The Berry Company is compensated for its services on a commission basis, consisting of a base commission and, in the case of print directories, an incentive commission. For the year ended December 31, 2009, HYP Media incurred expenses with The Berry Company of approximately $67.4 million for its services.

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

Agreements Between The Berry Company and Subsidiaries of LIMH

The Berry Company is a party to the agreements described below with the following indirect subsidiaries of our affiliate, LIMH.

Master Services Agreement Between The Berry Company and Axesa

The Berry Company and Axesa Servicios de Información S. en C., or Axesa, are parties to a master services agreement dated as of July 14, 2009. Axesa, the largest publisher of print and IYP directories in Puerto Rico, is an indirect, 60% owned subsidiary of LIMH. The remaining 40% of Axesa is owned by Truvo, which is not an affiliate of LIMH or Regatta Holdings. Under the master services agreement, The Berry Company provides a variety of services to Axesa on an outsourced basis, including collection and collection support services; customer contact services; data entry services; graphics services; information technology support; quality control services; and payroll services. The Berry Company is compensated for its services based on a percentage of Axesa’s total revenue. For the year ended December 31, 2009, Axesa incurred expenses with The Berry Company of approximately $1.0 M for its services.

The term of the master services agreement extends through July 2012, subject to automatic renewals for successive three-year terms thereafter, unless either party notifies the other of its decision not to extend the term of the agreement. The agreement may be earlier terminated upon the occurrence of certain events, including an uncured material breach by either party.

Subcontract Agreement Between The Berry Company and Caribe Dominicana

The Berry Company and Caribe Servicios de Información Dominicana SA, or Caribe Dominicana, are parties to a subcontract agreement dated as of July 15, 2009. Caribe Dominicana, the leading publisher of print and internet directories in the Dominican Republic, is a wholly owned, indirect subsidiary of LIMH. Under the subcontract agreement, Caribe Domincana agreed to perform, on a subcontract basis, such portion of the services to be provided by The Berry Company under its master services agreement with Axesa as The Berry Company may from time to time request. Caribe Dominicana is compensated for its performance of the subcontracted basis on “cost-plus” basis. For the year ended December 31, 2009, The Berry Company incurred expenses with Caribe Dominicana of approximately $0.5 M for its services.

The term of the subcontract agreement expires concurrently with expiration or termination of The Berry Company’s master services agreement with Axesa. The agreement may be earlier terminated upon the occurrence of certain events, including an uncured material breach by either party.

Consulting Agreement Between Local Insight Media, Inc. and Regatta Holdings

In January 2007, WCAS and Local Insight Media, Inc., or LIMI, a subsidiary of Local Insight Media, entered into a consulting agreement under which LIMI, acting as an independent consultant, agreed to provide a variety of consulting services (including operational, finance and accounting, treasury, legal, human resource, integration and/or administrative services) relating to WCAS’s acquisition, ownership and operation of LIYP. In April 2008, WCAS assigned to Regatta Holdings, and Regatta Holdings assumed, all of WCAS’s rights, privileges, obligations and liabilities under the consulting agreement. Under the consulting agreement, Regatta Holdings is required to pay LIMI an amount equal to 115% of LIMI’s fully burdened cost of providing such services, which are invoiced to us once per calendar quarter. On May 13, 2009, Regatta Holdings and LIMI amended the consulting agreement such that LIMI suspended services rendered under the consulting agreement, effective as of January 1, 2009. LIMI’s services under the consulting agreement remained suspended throughout the year ended December 31, 2009. Accordingly, there were no fees payable by usunder the consulting agreement for the year ended December 31, 2009. The amendment to the consulting agreement provides that LIMI may, at any time, re-commence services rendered under the consulting agreement.

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

Exchange Disqualification; Ruling Request

The tax sharing agreement contains additional representations, warranties and covenants relating to the preservation of the tax-free status of the transactions. Regatta Holdings and the Welsh Regatta Group also agreed to limitations on future activities that would jeopardize the tax-free status of the transactions, which are referred to as “disqualifying actions,” and require them to take other actions to preserve the tax-free status of the transactions involved in the Split-Off. These restrictions and covenants generally prevent us from taking, or as applicable permitting any of the Regatta Holdings’ subsidiaries from taking, the following actions:

•

any disqualifying action, other than actions (i) expressly required by the terms of the transaction agreements, (ii) that would not have caused the tax-free status of the transactions to be lost, but for an action taken by Windstream or (iii) taken prior to the Split-Off or taken solely to mitigate the adverse effects on the tax-free status of the transactions of a breach of the transaction agreements by Regatta Holdings or its subsidiaries occurring prior to the Split-Off; and

•	taking any action with respect to the Regatta exchange notes that might result in their failing to qualify as “securities” for federal income tax purposes.

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

Deloitte & Touche LLP, or Deloitte, served as our principal independent registered public accounting firm for the year ended December 31, 2009. PricewaterhouseCoopers LLP, or PwC, served as our principal independent registered public accounting firm for the year ended December 31, 2008. The consolidated financial statements of Regatta Holdings and its consolidated subsidiaries as of December 31, 2008 and for the year ended December 31, 2008 have been audited by PwC, except for the financial statements of The Berry Company for the period from April 23, 2008 to December 31, 2008, which have been audited by Deloitte and which are included in the consolidated financial statements of Regatta Holdings and its consolidated subsidiaries as of December 31, 2008 in reliance upon the report of Deloitte.

The following table presents fees billed for professional services rendered by Deloitte and PwC for the audit of the annual financial statements of our company (and its predecessors) for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by Deloitte and PwC during those periods.

	2009	2008
	Deloitte	PwC	Deloitte
Audit fees(1)	$914,557	$1,287,187	$437,086
Audit-related fees(2)	—	—	1,090,418
Tax fees(3)	—	—	54,395
All other fees(4)	—	—	1,345,000

Total fees	$914,557	$1,287,187	$2,926,899

(1)	Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Audit-related fees consisted of amounts incurred related to the carve-out audit related to the acquisition of the Berry ILOB.
(3)	Tax fees consisted principally of fees for tax consultation and tax compliance activities.
(4)	All other fees consist of fees paid for due diligence and transaction support services.

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements. The following consolidated financial statements of Regatta Holdings are filed as part of this annual report:

Page
Reports of Independent Registered Public Accounting Firms	75

Consolidated Balance Sheets as of December 31, 2009 and 2008	79

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company) and for the period January 1, 2007 to November 30, 2007 (predecessor company)	80

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company), for the period January 1, 2007 to November 30, 2007 and for the year ended December 31, 2006 (predecessor company)	81

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, for the period from December 1, 2007 to December 31, 2007 (successor company) and for the period January 1, 2007 to November 30, 2007 (predecessor company)	82

Notes to Consolidated Financial Statements	83

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(3) Exhibits

Number	Description

3.1.1	Certificate of Incorporation of Local Insight Regatta Holdings, Inc.(1)

3.1.2	Bylaws of Local Insight Regatta Holdings, Inc.(1)

3.2.1	Articles of Incorporation of Local Insight Listing Management, Inc.(1)

3.2.2	Bylaws of Local Insight Listing Management, Inc.(1)

3.3.1	Articles of Organization of The Berry Company LLC.(1)

3.3.2	Operating Agreement of The Berry Company LLC.(1)

4.1	Indenture, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee, including the Form of 11.00% Senior Subordinated Note due 2017.(1)

4.2	Supplemental Indenture, dated as of May 29, 2008, among The Berry Company LLC and Wells Fargo Bank, N.A. as trustee.(1)

Number	Description

4.3	Registration Rights Agreement, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Goldman, Sachs & Co., Barclays Capital Inc. and BNP Paribas Securities Corp.(1)

4.4	Form of 11% Senior Subordinated Notes due 2017 (included in Exhibit 4.1).(1)

10.1	Credit Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., certain subsidiaries from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as Joint Lead Arrangers, J.P. Morgan Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Lehman Brothers Inc. and Wachovia Capital Markets, LLC as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Documentation Agent. (1)

10.2	Guaranty and Collateral Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., the Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(1)

10.3	Amendment No. 1, dated as of May 6, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.4	Amendment No. 2, dated as of June 16, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.5	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson Anderson & Stowe VIII, L.P., Welsh, Carson Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.6	First Amendment to Amended and Restated Share Exchange Agreement, dated as of November 14, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.7	Joinder and Second Amendment to Amended and Restated Share Exchange Agreement, dated as of November 29, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P., Regatta Holding III, L.P. and the Additional WCAS Holders identified therein.(1)

10.8	Publishing Agreement, dated as of November 30, 2007, by and between Windstream Corporation and Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company).(1)

10.9	Billing and Collection Agreement (Local Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company).(1)

10.10	Tax Sharing Agreement, dated as of November 30, 2007, by and among Windstream Corporation, Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

Number	Description

10.11	Asset Purchase Agreement dated as of February 1, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.12	Amendment No. 1 to Asset Purchase Agreement, dated as of April 11, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.13	Amendment No. 2 to Asset Purchase Agreement, dated as of April 17, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.14	Amendment No. 3 to Asset Purchase Agreement, dated as of April 18, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.15	Amendment No. 4 to Asset Purchase Agreement, dated as of July 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.16	Amendment No. 5 to Asset Purchase Agreement, dated as of September15, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.17	Amendment No. 6 to Asset Purchase Agreement, dated as of November 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.18	Consulting Agreement, dated as of January 3, 2007, by and between Welsh, Carson, Anderson & Stowe IX, L.P. and Local Insight Media, Inc.(1)

10.19	Assignment and Assumption Agreement, dated as of April 16, 2008, by and between Welsh, Carson, Anderson & Stowe IX, L.P., Local Insight Regatta Holdings, Inc. and Local Insight Media, Inc.(2)

10.20	Amended and Restated 2006 Option Plan of Caribe Media, Inc. (as amended June 20, 2008).(1)*

10.21	2008 Option Plan of Local Insight Media Holdings, Inc.(1)*

10.22	Form of Option Agreement under 2008 Option Plan of Local Insight Media Holdings, Inc.(2)*

10.23	Employment Agreement, dated as of January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.(1)*

10.24	Assignment and Assumption Agreement, dated as of November 30, 2007, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media, L.P.(1)*

10.25	Assignment and Assumption Agreement, dated as of December 31, 2008, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media Holdings, Inc.(2)*

10.26	Amendment to Employment Agreement, dated as of December 31, 2008, by and between Marilyn B. Neal and Local Insight Media Holdings, Inc.(2)*

10.27	Summary Employment Term Sheet for James Stirbis.(2)*

10.28	Agreement on Ideas, Inventions and Confidential Information, dated January 31, 2007, by and between James Stirbis and Local Insight Media, LLC.(2)*

10.29	Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC.(2)*

10.30	Amendment to Employment Agreement, dated December 31, 2008, by and between John S. Fischer and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.(2)*

10.31	Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.(2)*

10.32	Amendment to Employment Agreement, dated December 31, 2008, by and between Scott A. Pomeroy and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.(2)*

Number	Description

10.33	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and James Stirbis.(1)

10.34	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and John Fischer.(1)

10.35	The Executive Nonqualified Plan Adoption Agreement, by Local Insight Media, L.P.(2)*

10.36	The Executive Nonqualified Excess Plan, Plan Document.(2)*

10.37	Local Insight Media Holdings, Inc. Senior Executive Incentive Bonus Plan, as amended and restated as of December 31, 2008.(2)*

10.38	Summary Employment Term Sheet for Kevin J. Payne.†*

10.39	Agreement on Ideas, Inventions and Confidential Information, dated as of April 23, 2008, by and between Kevin J. Payne and The Berry Company.†*

12.1	Statement of computation of ratio of earnings to fixed charges.†

21.1	Subsidiaries of Local Insight Regatta Holdings, Inc.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.†

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No 333-152302), filed on July 11, 2008.
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
†	Filed herewith
*	Represents management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: March 31, 2010	By:	/s/ DOUGLAS A. MYERS

	Name:	Douglas A. Myers
	Title:	President
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

Signature	Title	Date

/s/ DOUGLAS A. MYERS Douglas A. Myers	President (principal executive officer)	March 31, 2010

/s/ JAMES STIRBIS James Stirbis	Chief Financial Officer (principal financial and accounting officer)	March 31, 2010

/s/ MARILYN B. NEAL Marilyn B. Neal	Chairman of the Board of Directors	March 31, 2010

/s/ JOHN ALMEIDA, JR. John Almeida, Jr.	Director	March 31, 2010

/s/ DARREN C. BATTISTONI Darren C. Battistoni	Director	March 31, 2010

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	March 31, 2010

/s/ SCOTT A. POMEROY Scott A. Pomeroy	Director	March 31, 2010

EXHIBIT INDEX

Number	Description

3.1.1	Certificate of Incorporation of Local Insight Regatta Holdings, Inc.(1)

3.1.2	Bylaws of Local Insight Regatta Holdings, Inc.(1)

3.2.1	Articles of Incorporation of Local Insight Listing Management, Inc.(1)

3.2.2	Bylaws of Local Insight Listing Management, Inc.(1)

3.3.1	Articles of Organization of The Berry Company LLC.(1)

3.3.2	Operating Agreement of The Berry Company LLC.(1)

4.1	Indenture, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee, including the Form of 11.00% Senior Subordinated Note due 2017.(1)

4.2	Supplemental Indenture, dated as of May 29, 2008, among The Berry Company LLC and Wells Fargo Bank, N.A. as trustee.(1)

4.3	Registration Rights Agreement, dated November 30, 2007, among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Goldman, Sachs & Co., Barclays Capital Inc. and BNP Paribas Securities Corp.(1)

4.4	Form of 11% Senior Subordinated Notes due 2017 (included in Exhibit 4.1).(1)

10.1	Credit Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., certain subsidiaries from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as Joint Lead Arrangers, J.P. Morgan Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Lehman Brothers Inc. and Wachovia Capital Markets, LLC as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Documentation Agent. (1)

10.2	Guaranty and Collateral Agreement, dated as of April 23, 2008, among Local Insight Regatta Holdings, Inc., the Guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(1)

10.3	Amendment No. 1, dated as of May 6, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.4	Amendment No. 2, dated as of June 16, 2008, among Local Insight Regatta Holdings, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement, dated as of April 23, 2008.(1)

10.5	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson Anderson & Stowe VIII, L.P., Welsh, Carson Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.6	First Amendment to Amended and Restated Share Exchange Agreement, dated as of November 14, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

1

Number	Description

10.7	Joinder and Second Amendment to Amended and Restated Share Exchange Agreement, dated as of November 29, 2007 by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P., Regatta Holding III, L.P. and the Additional WCAS Holders identified therein.(1)

10.8	Publishing Agreement, dated as of November 30, 2007, by and between Windstream Corporation and Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company).(1)

10.9	Billing and Collection Agreement (Local Customers), dated as of November 30, 2007, by and between Windstream Communications, Inc. and Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company).(1)

10.10	Tax Sharing Agreement, dated as of November 30, 2007, by and among Windstream Corporation, Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.(1)

10.11	Asset Purchase Agreement dated as of February 1, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.12	Amendment No. 1 to Asset Purchase Agreement, dated as of April 11, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.13	Amendment No. 2 to Asset Purchase Agreement, dated as of April 17, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.14	Amendment No. 3 to Asset Purchase Agreement, dated as of April 18, 2008 by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(1)

10.15	Amendment No. 4 to Asset Purchase Agreement, dated as of July 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.16	Amendment No. 5 to Asset Purchase Agreement, dated as of September 15, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.17	Amendment No. 6 to Asset Purchase Agreement, dated as of November 7, 2008, by and between L.M. Berry and Company and Local Insight Regatta Holdings, Inc.(2)

10.18	Consulting Agreement, dated as of January 3, 2007, by and between Welsh, Carson, Anderson & Stowe IX, L.P. and Local Insight Media, Inc.(1)

10.19	Assignment and Assumption Agreement, dated as of April 16, 2008, by and between Welsh, Carson, Anderson & Stowe IX, L.P., Local Insight Regatta Holdings, Inc. and Local Insight Media, Inc.(2)

10.20	Amended and Restated 2006 Option Plan of Caribe Media, Inc. (as amended June 20, 2008).(1)*

10.21	2008 Option Plan of Local Insight Media Holdings, Inc.(1)*

10.22	Form of Option Agreement under 2008 Option Plan of Local Insight Media Holdings, Inc.(2)*

10.23	Employment Agreement, dated as of January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.(1)*

10.24	Assignment and Assumption Agreement, dated as of November 30, 2007, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media, L.P.(1)*

10.25	Assignment and Assumption Agreement, dated as of December 31, 2008, by and between Local Insight Regatta Holdings, Inc. and Local Insight Media Holdings, Inc.(2)*

2

Number	Description

10.26	Amendment to Employment Agreement, dated as of December 31, 2008, by and between Marilyn B. Neal and Local Insight Media Holdings, Inc.(2)*

10.27	Summary Employment Term Sheet for James Stirbis.(2)*

10.28	Agreement on Ideas, Inventions and Confidential Information, dated January 31, 2007, by and between James Stirbis and Local Insight Media, LLC.(2)*

10.29	Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC.(2)*

10.30	Amendment to Employment Agreement, dated December 31, 2008, by and between John S. Fischer and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.(2)*

10.31	Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.(2)*

10.32	Amendment to Employment Agreement, dated December 31, 2008, by and between Scott A. Pomeroy and Local Insight Media, L.P. and Local Insight Medial Holdings, Inc.(2)*

10.33	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and James Stirbis.(1)

10.34	Indemnification Agreement, dated as of November 29, 2007, by and among Windstream Regatta Holdings, Inc. (now known as Local Insight Regatta Holdings, Inc.), Windstream Yellow Pages, Inc. (predecessor by merger to The Berry Company), Windstream Listing Management, Inc. (now known as Local Insight Listing Management, Inc.) and John Fischer.(1)

10.35	The Executive Nonqualified Plan Adoption Agreement, by Local Insight Media, L.P.(2)*

10.36	The Executive Nonqualified Excess Plan, Plan Document.(2)*

10.37	Local Insight Media Holdings, Inc. Senior Executive Incentive Bonus Plan, as amended and restated as of December 31, 2008.(2)*

10.38	Summary Employment Term Sheet for Kevin J. Payne.†*

10.39	Agreement on Ideas, Inventions and Confidential Information, dated as of April 23, 2008, by and between Kevin J. Payne and The Berry Company. †*

12.1	Statement of computation of ratio of earnings to fixed charges.†

21.1	Subsidiaries of Local Insight Regatta Holdings, Inc.†

24.1	Power of Attorney (included in the signature page hereto).†

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.†

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.†

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No 333-152302), filed on July 11, 2008.
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
†	Filed herewith.
*	Represents management contract or compensatory plan.

3