Form 10-Q
period 2010-03-31
Local Insight Regatta Holdings, Inc.
filed 2010-05-17
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 14, 2010, 195,744.22 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$11,101	$6,439
Accounts receivable, net	36,010	25,950
Due from affiliates	19,956	25,867
Deferred directory costs	54,740	50,683
Deferred income taxes	4,549	4,549
Prepaid expenses and other current assets	918	854

Total current assets	127,274	114,342
Property and equipment, net	26,928	25,550
Intangible assets, net	331,590	339,635
Goodwill	279,090	279,090
Tradename intangible asset	37,900	37,900
Assets held for sale	691	691
Deferred financing costs, net	15,214	15,726
Other assets	54	54

Total Assets	$818,741	$812,988

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300
Line of credit	11,000	11,000
Publishing rights payable	72	77
Accounts payable and accrued liabilities	32,249	25,387
Unearned revenue	40,897	34,682
Accrued interest payable	7,719	2,574
Due to affiliates	1,131	964

Total current liabilities	104,368	85,984
Deferred income taxes	84,121	85,793
Long-term debt, net of current portion	495,126	494,064
Other long-term liabilities	1,443	1,415

Total liabilities	685,058	667,256
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	245,287	250,249
Accumulated deficit	(111,606)	(104,519)

Total stockholders’ equity	133,683	145,732

Total Liabilities and Stockholders’ Equity	$818,741	$812,988

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended
	March 31, 2010	March 31, 2009
Revenue (inclusive of approximately $44.3 million and $48.8 million in related party revenue for the three months ended March 31, 2010 and 2009, respectively)	$134,572	$145,068
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	25,737	29,040
Publishing rights (inclusive of approximately $28.2 million and $32.9 million in related party publishing rights for the three months ended March 31, 2010 and 2009, respectively)	62,930	71,822
Selling, general and administrative expense	31,373	31,637
Depreciation and amortization	9,993	12,648

Total operating expenses	130,033	145,147

Operating income (loss)	4,539	(79)
Other (income) expenses:
Interest income	(6)	(9)
Interest expense	13,237	14,139
Other expense	67	216

Loss before income taxes	(8,759)	(14,425)
Income tax benefit	(1,672)	(5,285)

Net loss	$(7,087)	$(9,140)

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Three-Months Ended
	March 31, 2010	March 31, 2009
Operating Activities:
Net loss	$(7,087)	$(9,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	9,993	17,387
Deferred income taxes	(1,672)	(5,285)
Share-based compensation	38	225
Amortization of deferred financing costs	512	454
Accretion of discount on subordinated notes	1,062	927
Provision for doubtful accounts	6,884	4,587
Other	—	88
Changes in operating assets and liabilities:
Accounts receivable	(16,944)	3,493
Due to/from affiliates	6,078	(8,260)
Deferred directory costs	(4,057)	1,622
Prepaid expenses and other current assets	(64)	(354)
Publishing rights payable	(5)	(14)
Accounts payable, accrued liabilities and other	8,429	(4,311)
Accrued interest payable	5,145	7,640
Unearned revenue	6,215	(963)

Net cash provided by operating activities	14,527	8,096

Investing Activities:
Proceeds on sale of property and equipment	—	313
Acquisition of property and equipment	(4,865)	(5,566)

Net cash used in investing activities	(4,865)	(5,253)

Financing Activities:
Repayments on term loan	—	(838)
Dividends (see Note 10)	(5,000)	—

Net cash used in financing activities	(5,000)	(838)

Net increase in cash and cash equivalents	4,662	2,005
Cash and cash equivalents, beginning of period	6,439	19,421

Cash and cash equivalents, end of period	$11,101	$21,426

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta Holdings”) (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a leading provider of local search advertising products and services, offering our core target market of small and medium-sized businesses (“SMBs”) a complete range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of advertising products encompasses print Yellow Pages as well as a full range of digital advertising products and services designed to establish, maintain and optimize our advertising clients’ online presence.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream Corporation (“Windstream”) branded print and internet directories in the local wireline markets of Windstream as they existed on December 12, 2006, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. Our principal operating subsidiary, The Berry Company LLC (“The Berry Company”), primarily serves non-major metropolitan areas and rural and certain suburban markets in 42 states. The Berry Company publishes print directories on behalf of local exchange carriers (“LECs”) and other customers, certain of which use The Berry Company for the publication of their Internet Yellow Pages (“IYP”) directories. Prior to June 30, 2009, we operated through two operating subsidiaries: Local Insight Yellow Pages, Inc. (“LIYP”) and The Berry Company. On June 30, 2009, LIYP merged with and into The Berry Company, with The Berry Company being the surviving company in the merger.

We are an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”). We are managed as a single business unit and report as one reportable segment. All operations (other than certain services which are outsourced to an affiliate) occur in the United States.

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the three months ended March 31, 2010 and 2009, print revenue comprised 89.0% and 92.6% of our revenue, respectively. For the three months ended March 31, 2010 and 2009, other products and services comprised 11.0% and 7.4% of our revenue, respectively.

Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with our audited annual consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We consolidate all of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated from the financial results.

Earnings per share data has not been presented because we have not issued publicly held common stock, as defined by the Financial Accounting Standards Board (“FASB”).

Liquidity

See Note 5, Debt – Liquidity below for information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

        In 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our condensed consolidated financial statements.

In 2009, accounting standards were issued that amend previous derecognition standards related to transfers and servicing of financial assets and extinguishments of liabilities. The standards were effective January 1, 2010. The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

In 2009, accounting standards were issued that amend the consolidation guidance applicable to variable interest entities. The standards were effective January 1, 2010. The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

In 2010, the FASB issued accounting standards that improve disclosures originally required under fair value measurements standards. These standards were effective January 1, 2010 except for the disclosures related to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for the first reporting period (including interim periods) in 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$791	$791
Buildings	3,288	3,288
Furniture, fixtures and equipment	5,070	5,070
Computer equipment and software	30,023	18,052
Other	223	108
Leasehold improvements	455	397
Construction in progress	—	8,699

	39,850	36,405
Less: Accumulated depreciation and amortization	12,922	10,855

Property and equipment, net	$26,928	$25,550

Depreciation and amortization expense was approximately $2.0 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of March 31, 2010 and December 31, 2009 consist of the following (in thousands, except as to average amortization period remaining in years):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Cost basis as of December 31, 2009	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	11,587	6,443	77,446	80,293	175,769

Intangible assets, net as of December 31, 2009	$266,492	$5,927	$67,216	$—	$339,635

Cost basis as of March 31, 2010	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	12,977	7,216	83,328	80,293	183,814

Intangible assets, net as of March 31, 2010	$265,102	$5,154	$61,334	$—	$331,590

Average amortization period remaining in years as of March 31, 2010	48	2	18	—	N/A

We recorded amortization expense of approximately $8.0 million and $14.0 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense of $0 million and approximately $2.8 million was recorded in cost of revenue related to the amortization of favorable sales contracts for the three months ended March 31, 2010 and 2009, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2010 (1)	$24,134
2011	23,688
2012	15,501
2013	12,022
2014	9,761
2015	8,291
Thereafter	238,193

Total	$331,590

(1)	Represents the period from April 1, 2010 to December 31, 2010.

There was no change in our recorded goodwill during the three months ended March 31, 2010.

5. DEBT

As of March 31, 2010 and December 31, 2009, we had outstanding debt comprised of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured term loan facility, variable rates	$322,188	$322,188
Senior secured revolving credit facility—variable rates	11,000	11,000
11% Senior Subordinated Notes	210,500	210,500

Total debt	543,688	543,688
Less:
Current portion	22,300	22,300
Debt discount	26,262	27,324

Total long-term debt	$495,126	$494,064

On April 7, 2010, we made a mandatory principal prepayment of $11.3 million under our senior secured credit facilities as a result of our excess cash flow for the year ended December 31, 2009. As a result of such prepayment, the next regularly scheduled principal repayment under our senior secured credit facilities is now due on June 30, 2013.

Liquidity

Our senior secured credit facilities (the “Credit Facilities”), consisting of a $335.0 million senior secured term loan facility (the “Term Loan”) and a $30.0 million senior secured revolving facility (the “Revolver”) and the indenture governing our 11% Series B Senior Subordinated notes due November 30, 2017 (the “Regatta Exchange Notes”) require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants.

Given the continued effects of the economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with these debt covenants during 2010 and beyond. In addition, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities for the three months ending September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants, and has identified a number of options to avoid such a breach.

Despite these steps, we may be unable to remain compliant with our debt covenants. Noncompliance with the covenants in our Credit Facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the Credit Facilities. Upon an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon the Revolver. Noncompliance with the covenants in the indenture governing the Regatta Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta Exchange Notes. Upon an event of default under the indenture governing the Regatta Exchange Notes, all the Regatta Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the Credit Facilities or under the indenture governing the Regatta Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our Credit Facilities and the indenture governing the Regatta Exchange Notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our Credit Facilities and the indenture governing the Regatta Exchange Notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders or amend our Credit Facilities and the indenture governing the Regatta Exchange Notes so as to remain compliant with our debt covenants. Further, we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

As of March 31, 2010, we were in compliance with all covenants associated with the Credit Facilities and the Regatta Exchange Notes.

Fair Value Disclosure

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt obligations. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The fair value of our variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at the balance sheet date. At March 31, 2010 and December 31, 2009, the carrying values and fair values of our variable-rate and fixed-rate debt were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$295,926	$277,082	$294,864	$256,140
Senior secured revolving credit facility	11,000	9,240	11,000	8,314
11% Senior Subordinated Notes	210,500	148,929	210,500	135,773

	$517,426	$435,251	$516,364	$400,227

6. COMMITMENTS AND CONTINGENCIES

Litigation

Various lawsuits and other claims that are ordinary and typical for a business of our size and nature are pending against us, and we may be involved in future claims and legal proceedings incident to the conduct of our business. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. In March 2010, a complaint was filed against CBD Media Finance LLC (“CBD Media”), an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. CBD Media and the Company believe this lawsuit has no merit, and they intend to defend this action vigorously.

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

7. 2010 RESTRUCTURING PLAN

In January 2010, we implemented a restructuring plan (the “2010 Restructuring Plan”) which involves the reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. In connection with the 2010 Restructuring Plan, we will cease operations at our facilities in Hudson, Ohio (effective September 30, 2010), Erie, Pennsylvania (effective September 30, 2010) and Matthews, North Carolina (which was effective March 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010. We incurred approximately $2.8 million in severance and related costs (which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations) for the three months ended March 31, 2010. This amount (which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets) remained accrued at March 31, 2010 and will be paid out during 2010. In addition, we expect to incur up to an additional $1.5 million in severance and related costs in connection with the 2010 Restructuring Plan during the remainder of 2010.

8. RELATED PARTY TRANSACTIONS

The Company and Local Insight Media, Inc. (“LIMI”), a wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of ours, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to us. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing us for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, no fees were payable under the consulting agreement for the three months ended March 31, 2010 and 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing us for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

In July 2009, we entered into an agreement to provide certain graphics, data entry, customer contact, collection, information technology, quality control and payroll services on behalf of Axesa Servicios de Información, S. en C. (“Axesa”), an affiliate of ours. We have subcontracted our obligation to provide certain of such services to Caribe Servicios de Información Dominicana, S.A., an affiliate of ours. In addition, due to the acquisition of The Berry Company on April 23, 2008 we earn revenue and incur costs associated with arrangements with other affiliated entities of ours, including certain IYP and directories published on behalf of the following affiliates: ACS Media Finance LLC (“ACS Media”), CBD Media and HYP Media Finance LLC (“HYP Media”). Such revenue and costs for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue:
ACS Media	$10,008	$10,252
CBD Media	19,695	20,914
HYP Media	14,138	17,612
Axesa	471	—

	$44,312	$48,778

Publishing rights:
ACS Media	$5,626	$5,918
CBD Media	14,610	16,669
HYP Media	7,916	10,329

	$28,152	$32,916

As of March 31, 2010 and December 31, 2009, ACS Media, CBD Media and HYP Media collectively owed us approximately $4.4 million and $11.6 million, respectively; such amounts related primarily to the services rendered by The Berry Company under its directory publishing agreements with such affiliates. In addition, as of March 31, 2010 and December 31, 2009, LIMI and certain other affiliates owed us approximately $15.6 million and $14.3 million, respectively, which related primarily to management compensation reimbursements and capital expenditures. As of March 31, 2010 and December 31, 2009, we owed certain affiliates of LIMI approximately $1.1 million and $1.0 million, respectively. Such amounts related primarily to certain operating costs and capital expenditures. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

9. INCOME TAXES

We had no unrecognized tax benefits during the year ended December 31, 2009, and as of March 31, 2010, there was no increase in unrecognized tax benefits. The unrecognized tax benefits from prior periods relate to temporary items which generally reverse within 12 months, and are generally offset by new temporary unrecognized tax benefits. None of the previously reported unrecognized tax benefits, if recognized, would impact our effective tax rate. As of March 31, 2010, our accrued interest expense and penalties related to unrecognized tax benefits was approximately $1.4 million. We are indemnified for tax liabilities for predecessor tax periods pursuant to a Tax Sharing Agreement with Windstream. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax provision for interim periods is determined using an estimate of our annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. As of March 31, 2010, our estimated annual effective income tax rate for 2010 is 19.1%.

10. DIVIDEND

On March 3, 2010, we paid a $5.0 million dividend which was ultimately distributed to Local Insight Media Holdings III, Inc., a wholly owned, indirect subsidiary of Local Insight Media Holdings, our indirect parent.

11. FINANCIAL STATEMENTS OF GUARANTORS

        The following information sets forth our condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009, and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009. Prior to June 30, 2009, when LIYP merged with and into The Berry Company, LIYP was our wholly owned subsidiary, and LIYP guaranteed, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and the Credit Facilities. We formed The Berry Company, a wholly-owned subsidiary, to acquire substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”). That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. Following LIYP’s merger with and into The Berry Company on June 30, 2009, The Berry Company continues to guarantee, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and the Credit Facilities. Local Insight Listing Management, Inc., a subsidiary of The Berry Company, also guarantees, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and our Credit Facilities. There are no non-guarantor subsidiaries of the Company.

The following condensed consolidating financial information is presented for:

i) Regatta Holdings, the issuer of the guaranteed obligations;

ii) The subsidiary guarantors of our obligations under the Regatta Exchange Notes and the Credit Facilities;

iii) Consolidating entries and eliminations representing adjustments to: (a) eliminate intercompany transactions between Regatta Holdings and the subsidiary guarantors; (b) eliminate Regatta Holdings investments in its subsidiaries; and (c) record consolidating entries; and

iv) Regatta Holdings and the subsidiary guarantors on a consolidated basis.

Each subsidiary guarantor is (and LIYP was, prior to June 30, 2009) a wholly-owned direct or indirect subsidiary of Regatta Holdings. The Regatta Exchange Notes and the Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by the subsidiary guarantors. Each entity in the condensed consolidating financial information follows the same accounting policies as those described and used in our condensed consolidated financial statements, except for use of the equity method to reflect ownership interests in the subsidiaries and debt issued by Regatta as it was used to purchase the capital stock of LIYP and net assets of the Berry ILOB. In consolidation, we eliminate: (i) guaranteed debt reflected on the subsidiary guarantors balance sheets as guarantors of such debt and (ii) the investment in subsidiaries account.

Set forth below is our condensed consolidating balance sheet as of March 31, 2010 (in thousands, except share data):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta Holdings
Assets
Current assets:
Cash and cash equivalents	$—	$11,101	$—	$11,101
Accounts receivable, net	—	36,010	—	36,010
Intercompany receivable	—	5,000	(5,000)	—
Due from affiliates	—	27,803	(7,847)	19,956
Deferred directory costs	—	54,740	—	54,740
Deferred income taxes	44	4,505	—	4,549
Prepaid expenses and other current assets	70	848	—	918

Total current assets	114	140,007	(12,847)	127,274
Property and equipment, net	16,829	10,099	—	26,928
Assets held for sale	—	691	—	691
Equity investments	598,898	—	(598,898)	—
Intangible assets, net	—	331,590	—	331,590
Tradename intangible asset	—	37,900	—	37,900
Goodwill	—	279,090	—	279,090
Deferred income taxes	40,776	—	(40,776)	—
Deferred financing costs and other, net	15,214	15,268	(15,214)	15,268

Total Assets	$671,831	$814,645	$(667,735)	$818,741

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300	$(11,300)	$11,300
Line of credit	11,000	11,000	(11,000)	11,000
Publishing rights payable	—	72	—	72
Accounts payable and accrued liabilities	1,828	30,421	—	32,249
Unearned revenue	—	40,897	—	40,897
Accrued interest payable	7,719	7,719	(7,719)	7,719
Intercompany payable	5,000	—	(5,000)	—
Due to affiliates	7,847	1,131	(7,847)	1,131

Total current liabilities	44,694	102,540	(42,866)	104,368
Deferred income taxes	(1,672)	126,569	(40,776)	84,121
Long-term debt, net of current portion	495,126	495,126	(495,126)	495,126
Other long-term liabilities	—	1,443	—	1,443

Total Liabilities	538,148	725,678	(578,768)	685,058
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	245,287	222,633	(222,633)	245,287
Accumulated deficit	(111,606)	(133,666)	133,666	(111,606)

Total Stockholders’ Equity	133,683	88,967	(88,967)	133,683

Total Liabilities and Stockholders’ Equity	$671,831	$814,645	$(667,735)	$818,741

Set forth below is our condensed consolidating balance sheet as of December 31, 2009 (in thousands, except share data):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta Holdings
Assets
Current assets:
Cash and cash equivalents	$—	$6,439	$—	$6,439
Accounts receivable, net	—	25,950	—	25,950
Due from affiliates	732	33,021	(7,886)	25,867
Intercompany receivable	—	11,452	(11,452)	—
Deferred directory costs	—	50,683	—	50,683
Deferred income taxes	44	4,505	—	4,549
Prepaid expenses and other current assets	52	802	—	854

Total current assets	828	132,852	(19,338)	114,342

Property and equipment, net	14,369	11,181	—	25,550
Equity investments	614,740	—	(614,740)	—
Intangible assets, net	—	339,635	—	339,635
Goodwill	—	279,090	—	279,090
Tradename intangible asset	—	37,900	—	37,900
Assets held for sale	—	691	—	691
Deferred income taxes	40,776	—	(40,776)	—
Deferred financing costs and other, net	15,726	15,780	(15,726)	15,780

Total Assets	$686,439	$817,129	$(690,580)	$812,988

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300	$(11,300)	$11,300
Line of credit	11,000	11,000	(11,000)	11,000
Publishing rights payable	—	77	—	77
Accounts payable and accrued liabilities	2,431	22,956	—	25,387
Unearned revenue	—	34,682	—	34,682
Accrued interest payable	2,574	2,574	(2,574)	2,574
Due to affiliates	7,886	964	(7,886)	964
Intercompany payable	11,452	—	(11,452)	—

Total current liabilities	46,643	83,553	(44,212)	85,984

Deferred income taxes	—	126,569	(40,776)	85,793
Long-term debt, net of current portion	494,064	494,064	(494,064)	494,064
Other liabilities	—	1,415	—	1,415

Total liabilities	540,707	705,601	(579,052)	667,256
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	250,249	269,202	(269,202)	250,249
Accumulated deficit	(104,519)	(157,674)	157,674	(104,519)

Total stockholders’ equity	145,732	111,528	(111,528)	145,732

Total Liabilities and Stockholders’ Equity	$686,439	$817,129	$(690,580)	$812,988

Set forth below is our condensed consolidating statement of operations for the three months ended March 31, 2010 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta Holdings
Revenue	$—	$134,572	$—	$134,572
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	25,737	—	25,737
Publishing rights	—	62,930	—	62,930
Selling, general and administrative expense	292	31,081	—	31,373
Depreciation and amortization	652	9,341	—	9,993

Total operating expenses	944	129,089	—	130,033

Operating income (loss)	(944)	5,483	—	4,539
Other (income) expenses:
Interest income	—	(6)	—	(6)
Interest expense	13,237	13,237	(13,237)	13,237
Other expense	67	45	(45)	67

Loss before income taxes	(14,248)	(7,793)	13,282	(8,759)
Income tax benefit	(1,672)	(504)	504	(1,672)

Net income (loss) before equity in earnings of consolidated subsidiaries	(12,576)	(7,289)	12,778	(7,087)
Equity in earnings of consolidated subsidiaries	5,489	—	(5,489)	—

Net income (loss)	$(7,087)	$(7,289)	$7,289	$(7,087)

Set forth below is our condensed consolidating statement of operations for the three months ended March 31, 2009 (in thousands):

	Regatta Holdings	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta Holdings
Revenue	$—	$33,697	$113,613	$(2,242)	$145,068
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	9,099	19,941	—	29,040
Publishing rights	—	3,091	70,973	(2,242)	71,822
Selling, general and administrative expense	457	7,353	23,827	—	31,637
Depreciation and amortization	364	5,490	6,794	—	12,648

Total operating expenses	821	25,033	121,535	(2,242)	145,147

Operating income (loss)	(821)	8,664	(7,922)	—	(79)
Other (income) expenses:
Interest income	—	(6)	(3)	—	(9)
Interest expense	14,139	14,139	14,139	(28,278)	14,139
Other (income) expense	48	150	116	(98)	216

Income (loss) before income taxes	(15,008)	(5,619)	(22,174)	28,376	(14,425)
Income tax benefit	(5,499)	(2,058)	(8,124)	10,396	(5,285)

Net loss before equity in losses of consolidated subsidiaries	(9,509)	(3,561)	(14,050)	17,980	(9,140)
Equity in losses of consolidated subsidiaries	369	—	—	(369)	—

Net income (loss)	$(9,140)	$(3,561)	$(14,050)	$17,611	$(9,140)

Set forth below is our condensed consolidating statement of cash flows for the three months ended March 31, 2010 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated Regatta Holdings
Operating Activities:
Net loss	$(7,087)	$(7,289)	$7,289	$(7,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings (losses) of consolidated subsidiaries	(5,489)	—	5,489	—
Depreciation and amortization expense	652	9,341	—	9,993
Deferred income taxes	(1,672)	(504)	504	(1,672)
Share-based compensation	—	38	—	38
Amortization of deferred financing costs	512	512	(512)	512
Accretion of discount on subordinated notes	1,062	1,062	(1,062)	1,062
Provision for doubtful accounts	—	6,884	—	6,884
Non-cash interest expense	—	11,708	(11,708)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(16,944)	—	(16,944)
Due to/from affiliates	693	5,385	—	6,078
Deferred directory costs	—	(4,057)	—	(4,057)
Prepaid expenses and other current assets	(18)	(46)	—	(64)
Publishing rights payable	—	(5)	—	(5)
Accounts payable, accrued liabilities and other	939	7,490	—	8,429
Accrued interest payable	5,145	—	—	5,145
Unearned revenue	—	6,215	—	6,215

Net cash provided by (used in) operating activities	(5,263)	19,790	—	14,527

Investing Activities:
Intercompany	14,916	(14,916)	—	—
Acquisition of property and equipment	(4,653)	(212)	—	(4,865)

Net cash provided by (used in) investing activities	10,263	(15,128)	—	(4,865)

Financing Activities:
Dividends (see Note 10)	(5,000)	—	—	(5,000)

Net cash used in financing activities	(5,000)	—	—	(5,000)

Net increase in cash and cash equivalents	—	4,662	—	4,662
Cash and cash equivalents, beginning of period	—	6,439	—	6,439

Cash and cash equivalents, end of period	$—	$11,101	$—	$11,101

Set forth below is our condensed consolidating statement of cash flows for the three months ended March 31, 2009 (in thousands):

	Regatta Holdings	LIYP	The Berry Company	Eliminating Entries	Consolidated Regatta Holdings
Operating Activities:
Net loss	$(9,140)	$(3,561)	$(14,050)	$17,611	$(9,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings ( losses) of consolidated subsidiaries	(369)	—	—	369	—
Depreciation and amortization expense	364	7,075	9,948	—	17,387
Deferred income taxes	(5,499)	(2,058)	(8,124)	10,396	(5,285)
Share-based compensation	—	36	189	—	225
Amortization of deferred financing costs	454	454	454	(908)	454
Accretion of discount on subordinated notes	927	927	927	(1,854)	927
Provision for doubtful accounts	—	891	3,696	—	4,587
Non-cash interest expense	—	12,807	12,807	(25,614)	—
Other	—	88	—	—	88
Changes in operating assets and liabilities:
Accounts receivable	—	533	2,960	—	3,493
Due to/from affiliates	867	(3,078)	(6,049)	—	(8,260)
Deferred directory costs	—	2,219	(597)	—	1,622
Prepaid expenses and other current assets	18	88	(460)	—	(354)
Publishing rights payable	—	(14)	—	—	(14)
Accounts payable, accrued liabilities and other	(142)	(2,659)	(1,510)	—	(4,311)
Accrued interest payable	7,640	—	—	—	7,640
Unearned revenue	—	(818)	(145)	—	(963)

Net cash provided by (used in) operating activities	(4,880)	12,930	46	—	8,096

Investing Activities:
Intercompany	9,618	(18,737)	9,119	—	—
Proceeds on sale of property and equipment	—	313	—	—	313
Acquisition of property and equipment	(3,900)	(181)	(1,485)	—	(5,566)

Net cash provided by (used in) investing activities	5,718	(18,605)	7,634	—	(5,253)

Financing Activities:
Repayments on term loan	(838)	—	—	—	(838)

Net cash used in financing activities	(838)	—	—	—	(838)

Net increase (decrease) in cash and cash equivalents	—	(5,675)	7,680	—	2,005
Cash and cash equivalents, beginning of period	—	16,888	2,533	—	19,421

Cash and cash equivalents, end of period	$—	$11,213	$10,213	$—	$21,426

12. SUBSEQUENT EVENTS

On April 7, 2010, we made a mandatory principal prepayment of $11.3 million under our Credit Facilities as a result of our excess cash flow for the year ended December 31, 2009. As a result of such prepayment, the next regularly scheduled principal repayment under our Credit Facilities is now due on June 30, 2013. (See Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

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

Our principal operating subsidiary, The Berry Company, primarily serves non-major metropolitan areas, rural and certain suburban markets in 42 states. Our comprehensive set of local search advertising solutions consists of five principal product and service offerings, or revenue generating units: (i) print directory advertising; (ii) website development, production and maintenance; (iii) search engine marketing, or SEM (including delivery of local advertisements through major search engines, such as Google, Bing and Yahoo!); (iv) IYP advertising (including through YellowPages.com); and (v) internet-based video advertising. In February 2010, we launched Berry LeadsTM , a new business model which we plan to roll out on a market-by-market basis during 2010 and early 2011.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream-branded print and internet directories in the Windstream Service Areas, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. We publish 215 Windstream-branded print directories and 652 print directories on behalf of 133 customers other than Windstream, which we refer to as “LEC Customers”, or customers that are a LEC or have either been granted the exclusive right to publish directories on behalf of an incumbent LEC or are the exclusive publisher of one or more LEC-branded directories. We also operate and maintain the WindstreamYellowPages.com website and publish IYP directories on behalf of 32 other LEC Customers. During the year ended December 31, 2009, we published approximately 45,000 IYP advertisements, developed approximately 4,300 websites, sold SEM services to over 3,500 advertisers and created and produced and distributed approximately 140 internet-based video advertisements.

Our History

Split-Off From Windstream. On November 30, 2007, we were split off from Windstream to certain funds affiliated with Welsh, Carson, Anderson & Stowe, (“WCAS”) in the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc. We refer to Windstream Regatta Holdings, Inc. prior to the closing of the Split-Off as our predecessor company.

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

Consulting Fees

The Company and LIMI, a wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of ours, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to us. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing us for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, no fees were payable under the consulting agreement for the three months ended March 31, 2010 and 2009. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing us for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the three months ended March 31, 2010 and 2009, print revenue comprised 89.0% and 92.6% of our revenue, respectively, while other products and services comprised the remaining 11% and 7.4% of our revenue, respectively. We anticipate print revenue will continue to represent a significant but declining percentage of our revenue in the foreseeable future. Local advertising has represented a substantial majority of our print revenue. For the three months ended March 31, 2010 and 2009, approximately 79.9% and 85.0% of our print revenue was attributable to local advertisers, respectively, and 15.3% and 10.9% of our print revenue was attributable to national advertisers, respectively.

We also generate revenue from our IYP and other digital products and services and other revenue from additional services provided to our LEC Customers. Other revenue is generally derived from directory enhancements that are billed back to our LEC Customers and fees derived from other sources. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

Revenue trends can be affected by several factors, including changes in the number of advertising customers, or the pricing of advertising and the amount of advertising purchased per customer related to competitive, economic or other conditions, changes in the size of our sales force and the introduction of additional products, which may generate incremental revenues. We anticipate our total revenue will decline in 2010 compared to 2009 due to the continued effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our digital, IYP and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, selling, general and administrative expense and depreciation and amortization.

Cost of Revenue

Cost of revenue includes: (i) costs related to our sales and sales support functions and sales commissions paid to our sales force; (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, and distribution; and (iii) for the three months ended March 31, 2009, certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. We defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, cost of revenue represented 19.8% and 20.0% of total operating expenses, respectively, and 19.1% and 20% of revenue, respectively. The lower percentage of revenue represented by cost of revenue for the three months ended March 31, 2010 is due primarily to the cessation of amortization expense related to favorable sales contract intangible assets for the three months ended March 31, 2009.

Publishing Rights

        Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their print directories and other commissions associated with the sale of IYP and digital products. Publishing rights expense is typically determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for our LEC Customers. For the three months ended March 31, 2010 and 2009, publishing rights expense represented 48.4% and 49.5% of total operating expenses, respectively, and 46.8% and 49.5% of revenue, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All selling, general and administrative costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, selling, general and administrative expense represented 24.1% and 21.8% of all operating expenses, respectively, and 23.3% and 21.8% of revenue, respectively.

Since mid-2008, we have implemented a number of initiatives to reduce our costs, including the development and implementation of a synergy plan (the “Synergy Plan”) which included two reductions in force during 2008. In addition, in connection with the Synergy Plan, during 2008 we closed one facility in Birmingham, Alabama and consolidated two sales offices in Lincoln, Nebraska. During 2009, we consolidated a facility in Macedonia, Ohio, into an office in Hudson, Ohio, and closed a sales office in Monroeville, Pennsylvania.

As part of these on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009 which were not part of the Synergy Plan and which resulted in the termination of approximately 100 individuals. In addition, in January 2010 we implemented the 2010 Restructuring Plan, which involves the reduction of our employee base by a total of approximately 320 employees and the cessation of operations at our facilities in Hudson, Ohio (effective September 30, 2010), Erie, Pennsylvania (effective September 30, 2010) and Matthews, North Carolina (which was effective March 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010. During the three months ended March 31, 2010, we incurred approximately $2.8 million in severance and related costs in connection with the 2010 Restructuring Plan. We expect to incur up to an additional $1.5 million in severance and related costs in connection with the 2010 Restructuring Plan during the remainder of 2010.

We continue to actively assess and pursue opportunities to reduce selling, general and administrative cost through measures such as redundancy and overlap analyses and other cost-cutting measures. We expect these activities to result in significant reductions in general and administrative cost in 2010 compared to 2009.

Depreciation and Amortization

As a result of the purchase accounting for the Split-Off and the Berry ILOB acquisition, we recorded amortization expense related to identifiable intangible assets, which consist of publishing agreements with useful lives (at the time of the respective transactions) ranging from four to 50 years and customer relationships with a useful life of 20 years.

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, which included a $20.0 million revolving credit facility, and issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017. Effective April 23, 2008, we refinanced the $86.0 million credit facility through the Credit Facilities. The Credit Facilities consisted of a $335.0 million Term Loan and a $30.0 million Revolver. In November 2008, we consummated an offer to exchange all the 11% Senior Subordinated Notes for the Regatta Exchange Notes, which have been registered under the Securities Act.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth our operating results for the three months ended March 31, 2010 and 2009 (in thousands, except as to percentages):

	Three months ended March 31, 2010	Three months ended March 31, 2009	Change	%
Revenue	$134,572	$145,068	$(10,496)	(7.2)%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	25,737	29,040	(3,303)	(11.4)%
Publishing rights	62,930	71,822	(8,892)	(12.4)%
Selling, general and administrative expense	31,373	31,637	(264)	(0.8)%
Depreciation and amortization	9,993	12,648	(2,655)	(21.0)%

Total operating expenses	130,033	145,147	(15,114)	(10.4)%

Operating income (loss)	4,539	(79)	4,618	5,845.6%
Interest expense, net	13,231	14,130	(899)	(6.4)%
Other expense	67	216	(149)	(69.0)%

Loss before income taxes	(8,759)	(14,425)	5,666	(39.3)%
Income tax benefit	(1,672)	(5,285)	3,613	(68.4)%

Net loss	(7,087)	(9,140)	2,053	(22.5)%

Revenue

Revenue of $134.6 million for the three months ended March 31, 2010 decreased $10.5 million, or 7.2%, compared to $145.1 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in print revenue of approximately $13.0 million, and was partially offset by a $2.0 million increase in IYP and digital revenue and an increase in other products and services revenue of approximately $0.5 million.

We anticipate our total revenue will decline in 2010 compared to 2009 due to the continued effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our digital, IYP and other non-print products and services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Cost of Revenue

Cost of revenue of $25.7 million for the three months ended March 31, 2010 decreased $3.3 million, or 11.4%, compared to $29.0 million for the three months ended March 31, 2009. The decrease related primarily to $2.8 million of amortization of favorable sales contracts and $0.4 million of amortization of directories in-process margin established in purchase accounting for the three months ended March 31, 2009.

Publishing Rights

Publishing rights expense of $62.9 million for the three months ended March 31, 2010 decreased $8.9 million, or 12.4%, compared to $71.8 million for the three months ended March 31, 2009. The decrease in publishing rights expense related primarily to the decrease in revenue subject to publishing rights.

Selling, General and Administrative Expense

Selling, general and administrative expense of $31.4 million for the three months ended March 31, 2010 decreased $0.3 million, or 0.8%, compared to $31.6 million for the three months ended March 31, 2009. The decrease was primarily due to the benefits of our cost cutting efforts in 2009 and the three months ended March 31, 2010, and was partially offset by an increase in bad debt expense of approximately $2.3 million and $2.0 million in consulting fees incurred in connection with the development and rollout of our new business model.

The continued effects of the economic downturn have caused financial difficulty for many of our advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions, we expect our collection costs and bad debt expense to increase further.

Depreciation and Amortization

Depreciation and amortization expense of $10.0 million for the three months ended March 31, 2010 decreased $2.7 million, or 21.0%, compared to $12.7 million for the three months ended March 31, 2009. The decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $13.2 million for the three months ended March 31, 2010 decreased $0.9 million, or 6.4%, compared to $14.1 million for the three months ended March 31, 2009. The decrease was primarily due to lower principal amounts of debt outstanding, and was partially offset by an increase in amortization expense associated with deferred financing costs and an increase in the accretion of debt discount for the three months ended March 31, 2010.

Income Taxes

Income tax benefit for the three months ended March 31, 2010 and 2009 is consistent with our loss before income taxes in each of those periods. The estimated tax rate for three months ended March 31, 2010 was 19.1%. The estimated rate is based upon management’s projections for the year. Any changes to the projection would impact the estimated rate.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers typically pay for their advertisements in equal payments over a 12-month period. From time to time, we have drawn, and may in the future draw, upon the Revolver. Generally, payment of our material expenses is generally based on contractual arrangements and occurs with reasonable predictability throughout the year. Our primary liquidity requirements have historically been for debt service and working capital needs.

We funded the costs associated with the Split-Off with our prior credit facilities and $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 and our acquisition of the Berry ILOB with our Credit Facilities, as described under the captions “— Prior Credit Facilities,” “— The Regatta Exchange Notes” and “— Senior Secured Credit Facilities” below. We have significant debt service obligations under our Credit Facilities and under the Regatta Exchange Notes. In the past, our cash flow from operations, available cash and available borrowings under our Credit Facilities have been adequate to meet our liquidity needs; however, this may not remain the case in the future for a number of reasons, including current economic conditions and declines in print revenue that may not be offset by increases in revenue from other products and services we provide. In addition, because of restrictions in our Credit Facilities and the indenture governing the terms of the Regatta Exchange Notes, we are restricted in our ability to dispose of material assets and other operations and use the proceeds of such dispositions to meet our liquidity needs. At March 31, 2010, we had approximately $19.0 million available borrowing capacity under the Revolver. However, $3.8 million of this available borrowing capacity represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under the Revolver. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable to us under our Credit Facilities.

Given the continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, there is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 and beyond. In addition, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities for the three months ending September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants, and has identified a number of options to avoid such a breach.

Despite these steps, we may be unable to remain compliant with our debt covenants. Noncompliance with the covenants in our Credit Facilities constitutes an “event of default” if the noncompliance is not remedied within 30 days after notice is given by the lenders under the Credit Facilities. Upon an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our Revolver. Noncompliance with the covenants in the indenture governing the Regatta Exchange Notes constitutes an “event of default” if the noncompliance is not remedied within 60 days after notice is given by the trustee under the indenture or the holders of the Regatta Exchange Notes. Upon an event of default under the indenture governing the Regatta Exchange Notes, all the Regatta Exchange Notes may be declared to be immediately due and payable. Should the amounts owing under the Credit Facilities or under the indenture governing the Regatta Exchange Notes be declared to be immediately due and payable, we would not have sufficient liquidity to satisfy those obligations. Our Credit Facilities and the indenture governing the Regatta Exchange Notes also contain cross-default provisions pursuant to which certain defaults in respect of other indebtedness of Regatta Holdings will constitute an “event of default” under our Credit Facilities and the indenture governing the Regatta Exchange Notes. If we fail to comply with any debt covenants, we may not be able to obtain a waiver from our lenders or amend our Credit Facilities and the indenture governing the Regatta Exchange Notes so as to remain compliant with our debt covenants. Further, we may not be able to borrow additional funds if it becomes necessary. In addition, if we fail to comply with any debt covenants, we may incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

        The continued economic downturn is causing financial difficulty for many of our advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense (including bad debt expense of $6.9 million and $4.6 million for the periods ended March 31, 2010 and 2009, respectively) arising in connection with our billing and collection agreements with Windstream under which Windstream collects amounts owed to us from Windstream telephone customers, and our arrangements with most of our other LEC Customers under which the LEC provides billing and collection services for those of its own telephone customers who buy advertising from us.

The following table sets forth a summary of cash flows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow provided by operating activities	$14,527	$8,096
Cash flow used in investing activities	(4,865)	(5,253)
Cash flow used in financing activities	(5,000)	(838)

Increase in cash and cash equivalents	$4,662	$2,005

For the three months ended March 31, 2010, cash provided by operating activities increased $6.4 million compared to the three months ended March 31, 2009. The increase is primarily a function of a $7.2 million increase in the recognition of unearned revenue due to the timing of long-life directories in 2009 and normal fluctuations in our other working capital accounts.

For the three months ended March 31, 2010, cash used in investing activities decreased $0.4 million compared to the three months ended March 31, 2009. The decrease is primarily related to a $0.7 million decrease in acquisition of property and equipment partially offset by $0.3 million in proceeds on the sale of equipment for the three months ended March 31, 2009.

For the three months ended March 31, 2010, cash used in financing activities increased $4.2 million compared to the three months ended March 31, 2009. The increase is primarily a function of the payment of a $5.0 million dividend which was ultimately distributed to Local Insight Media Holdings III, Inc., partially offset by repayments on outstanding debt during the three months ended March 31, 2009.

Prior Credit Facilities

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving line of credit, and issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 (the “Notes”). Effective April 23, 2008, we refinanced the $86.0 million credit facility through our current Credit Facilities, which were used in part to finance the Berry ILOB acquisition. See the section below entitled “— Senior Secured Credit Facilities” for a description of our Credit Facilities.

The Regatta Exchange Notes

We issued the Notes in conjunction with the Split-Off. . In November 2008, we completed an offer to exchange all the Notes for the Regatta Exchange Notes. The terms of the Regatta Exchange Notes are identical in all material respects to the Notes, except that the Regatta Exchange Notes have been registered under the Securities Act of 1933, as amended, on a registration statement that was declared effective by the SEC on October 10, 2008. The Regatta Exchange Notes are redeemable, at our option, in full or in part after December 1, 2012.

The Regatta Exchange Notes are unsecured and subordinated in right of payment to all existing and future secured indebtedness of Regatta Holdings and its subsidiaries, including to our current Credit Facilities. In addition, our current and future domestic subsidiaries have unconditionally guaranteed our obligations under the Regatta Exchange Notes on a senior subordinated unsecured basis, and the guarantees are subordinated in right of payment to the existing and future senior indebtedness of each guarantor, including obligations under our current Credit Facilities.

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

If our business does not generate sufficient cash flows from operations or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in the indenture governing the Regatta Exchange Notes. Given the continued economic downturn and our declining revenue, there is an increased risk regarding our ability to maintain compliance with covenants in the indenture governing the Regatta Exchange Notes during 2010 and beyond., See “Liquidity and Capital Resources” above for additional information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into the Credit Facilities provided by JPMorgan Chase Bank, N.A. The Credit Facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The Credit Facilities provide for a $335.0 million Term Loan and a $30.0 million Revolver. The Revolver also provides for the issuance of letters of credit. We borrowed the entire $335.0 million Term Loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the Revolver to fund certain additional fees and expenses in connection with the Berry ILOB acquisition. On September 30, 2008, $13.6 million was drawn under the Revolver to ensure we have access to the funds given the uncertain condition of the financial markets. As of the date of this report, approximately $19.0 million is available for borrowing under the Revolver and may be used for working capital and general corporate purposes. However, $3.8 million of this amount represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under the Revolver. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe this amount will be unavailable under the Revolver. The Term Loan is scheduled to mature on April 23, 2015 and the Revolver is scheduled to mature on April 23, 2014.

In general, borrowings under the Credit Facilities bear interest, at our option, at either the LIBOR rate or a base rate, in each case plus an applicable margin. The LIBOR loans and base rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the Term Loan is LIBOR plus 4% or base rate plus 3%. The effective interest rate for the three months ended March 31, 2010 was 7.0%. The applicable margin of the Revolver is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of 0.5% per annum (adjusted periodically based on our consolidated leverage ratio). We can prepay all or any portion of the outstanding borrowings under the Credit Facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Payments of principal under the Credit Facilities are generally due quarterly. The Credit Facilities also require us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. As of March 31, 2010, $11.3 million was due under this requirement; such amount was paid in April 2010.

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

The Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the Credit Facilities require compliance with financial and operating covenants. For the period July 1, 2009 through June 30, 2010, the minimum consolidated interest coverage ratio is 1.75 to 1, the maximum consolidated leverage ratio is 6.00 to 1 and the maximum consolidated senior secured debt ratio is 3.75 to 1. As defined in the agreement, at March 31, 2010, we had a consolidated interest coverage ratio of 2.03 to 1, a consolidated leverage ratio of 5.61 to 1 and a consolidated senior secured debt ratio of 3.42 to 1.

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

        If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of the covenants in our Credit Facilities. There is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 given the continued economic downturn and as a result of declining print revenue, coupled with the more stringent financial covenants contained in our Credit Facilities. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowed consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities for the three months ended September 30, 2010. See “Liquidity and Capital Resources” above for additional information concerning the possibility of a breach of our debt covenants, the steps management is taking to avoid such a breach and the consequences of noncompliance with our debt covenants.

Our Credit Facilities and the indenture governing the Regatta Exchange Notes contain cross-default provisions pursuant to which certain defaults in respect of our other indebtedness will constitute an “event of default” under our Credit Facilities and the indenture governing the Regatta Exchange Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our contractual obligations and commitments as of December 31, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in our contractual obligations during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use it best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our condensed consolidated financial statements.

In 2009, accounting standards were issued that amend previous derecognition standards related to transfers and servicing of financial assets and extinguishments of liabilities. The standards were effective January 1, 2010. The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

In 2009, accounting standards were issued that amend the consolidation guidance applicable to variable interest entities. The standards were effective January 1, 2010. The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

In 2010, the FASB issued accounting standards that improve disclosures originally required under fair value measurements standards. These standards were effective January 1, 2010 except for the disclosures related to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective in 2011, and for interim periods within those years for the first reporting period (including interim periods) in 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Because we do not hold significant investments in marketable equity securities, we are not subject to material market risk from changes in marketable equity security prices. In addition, because we do not have business operations in foreign countries, we are not subject to foreign currency exchange rate risk.

Our borrowings under our Credit Facilities are floating and therefore subject to interest rate risk. In general, borrowings under our Credit Facilities bear interest, at our option, at either the LIBOR rate or Base Rate, in each case plus an applicable margin. The LIBOR loans and Base Rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the Term Loan and the rate under the Revolver is LIBOR plus 4% or Base Rate plus 3% for loans outstanding in excess of 30 days. The applicable margin of the Revolver is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The effective interest rate for our variable rate debt outstanding for the three months ended March 31, 2010 was approximately 7.0%. Our indebtedness under the Regatta Exchange Notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the three months ended March 31, 2010. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the Credit Facilities would currently have no significant impact on our annual interest expense and net income. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) promulgated under the Exchange Act and Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this report. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

Changes in Internal Control over Financial Reporting

There have been no additional changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and other claims that are ordinary and routine for a business of our size and nature are pending against us, and we may be involved in future claims and legal proceedings incident to the conduct of our business. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication life of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. In March 2010, a complaint was filed against CBD Media, an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. CBD Media and the Company believe this lawsuit has no merit, and they intend to defend this action vigorously.

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

The risk factors set forth below update those set forth in our Form 10-K for the year ended December 31, 2009.

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by or against any of the parties to our LEC Customer agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with CenturyTel, Inc. (“CenturyTel”), Frontier Communications Corporation (“Frontier”), ACS Media, CBD Media, HYP Media and other LEC Customers. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream would have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media or our other LEC Customers could materially harm our business, financial condition and results of operations.

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc. (“HT”), in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to us. If a bankruptcy case were commenced by or against any of these LECs, it is possible that all or part of the publishing or other agreements with that LEC could be considered an executory contract and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to us under our directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

On December 1, 2008 Hawaiian Telcom Communications, Inc., or HTCI, its parent company, Hawaiian Telcom Holdco, Inc., and certain of its subsidiaries, including HT, or collectively, the (“HT Debtors”), filed voluntary petitions seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The bankruptcy court confirmed the HT Debtors’ reorganization plan on November 13, 2009, although the HT Debtors have not yet exited Chapter 11. The HT Debtors’ bankruptcy cases have resulted in the loss by HYP Media of its rights under one of its agreements with HT. In particular, the bankruptcy court granted the HT Debtors’ motion to reject the co-marketing agreement between HYP Media and HTCI. Under that agreement, HTCI had agreed to purchase from HYP Media, in the aggregate, at least $1.5 million of advertising and related services in 2009 and $1.4 million of advertising and related services during each year from 2010 through 2017. As a result of the rejection of the co-marketing agreement, HYP Media will not receive such amounts, which will result in a decrease of payments to us under our directory services agreement with HYP Media. In addition, recent economic conditions and the HT Debtors’ bankruptcy cases have caused us to experience increased collection costs and bad debt expense in Hawaii.

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

In December 2008, HT failed to make two payments to HYP Media, totaling approximately $3.6 million, under the billing and collection services agreement between HT and HYP Media. It is the position of HYP Media that HT is using artificial and inappropriate distinctions to justify its non-payment of the amounts due to HYP Media in December 2008, and HYP Media has filed a complaint against HT in the bankruptcy court seeking remittance of those amounts. HYP Media may not prevail in that litigation. While the payments due in December 2008 remain contested, HT resumed making payments to HYP Media under the billing and collection services agreement starting with the payments due in January 2009; such payments have continued through the date of this Quarterly Report on Form 10-Q. However, HT may stop making such payments at any time. In May 2009, HYP Media exercised its right to extend the term of the billing and collection services agreement to May 31, 2010. The HT Debtors have identified the billing and collection services agreement as an executory contract that HT will reject upon its emergence from bankruptcy.

In April 2010, HYP Media, HT and HT’s secured lenders informed the bankruptcy court of their agreement in principle to offset the $3.6 million owing from HT to HYP Media under the billing and collection services agreement against certain bad debt true-up amounts owing from HYP Media to HT with respect to the twelve month periods ended November 30, 2009 and 2008. The agreement to offset such amounts has not yet been formalized; failure to formalize and implement that agreement could adversely affect HYP’s, and our, business, financial condition and results of operations.

In addition, HYP Media and HT have agreed in principle to amend the billing and collection services agreement and further extend its term beyond May 31, 2010. HYP Media and HT are in the process of negotiating the terms pursuant to which the billing and collection services agreement will be amended and extended. Those negotiations may not be successful. If HYP Media is unable to amend and extend the billing and collection services agreement, it may cause HYP Media, and us, to experience increased collection costs and bad debt expense.

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

Given the continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, there is an increased risk regarding our ability to maintain compliance with our debt covenants during 2010 and beyond. In addition, the financial covenants contained in our credit facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period); we will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, our most recent internal projections indicate that we may exceed the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our credit facilities for the three months ended September 30, 2010. Management is working proactively to take the steps necessary to avoid a breach of our debt covenants, and has identified a number of options to avoid such a breach.

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

Litigation could harm our business.

Various lawsuits and other claims typical for a business of our size and nature are pending against us or may be threatened against us from time to time. In some of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us. We are also exposed to claims relating to our extension from time to time of the 12-month publication life of certain of our print directories (although our standard terms and conditions specifically allow such extensions) and to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. In March 2010, a complaint was filed against CBD Media, an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. CBD Media and the Company believe this lawsuit has no merit, and they intend to defend this action vigorously.

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

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: May 17, 2010	By:	/s/ SCOTT A. POMEROY
	Name:	Scott A. Pomeroy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ RICHARD C. JENKINS
	Name:	Richard C. Jenkins
	Title:	Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002