Form 10-Q
period 2010-06-30
Local Insight Regatta Holdings, Inc.
filed 2010-08-16
CIK 1439600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 16, 2010, 195,744.22 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$7,116	$6,439
Accounts receivable, net	26,967	25,950
Due from affiliates	20,457	25,867
Deferred directory costs	53,946	50,683
Deferred income taxes	4,549	4,549
Prepaid expenses and other current assets	703	854

Total current assets	113,738	114,342
Property and equipment, net	26,522	25,550
Intangible assets, net	323,545	339,635
Goodwill	279,090	279,090
Tradename intangible asset	37,900	37,900
Assets held for sale	691	691
Deferred financing costs, net	14,730	15,726
Other assets	54	54

Total Assets	$796,270	$812,988

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300
Line of credit	16,000	11,000
Publishing rights payable	648	77
Accounts payable and accrued liabilities	31,247	25,387
Unearned revenue	39,316	34,682
Accrued interest payable	2,961	2,574
Due to affiliates	—	964

Total current liabilities	101,472	85,984
Deferred income taxes	81,892	85,793
Long-term debt, net of current portion	484,791	494,064
Other long-term liabilities	1,457	1,415

Total Liabilities	669,612	667,256
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	2
Additional paid-in capital	240,332	250,249
Accumulated deficit	(113,676)	(104,519)

Total Stockholders’ Equity	126,658	145,732

Total Liabilities and Stockholders’ Equity	$796,270	$812,988

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands)

	Three-Months Ended		Six-Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue (inclusive of approximately $42.8 million and $48.5 million in related party revenue for the three months ended June 30, 2010 and 2009, respectively, and $87.1 million and $97.3 million for the six months ended June 30, 2010 and 2009, respectively)	$131,570	$144,993	$266,142	$290,061
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	24,823	22,021	50,560	51,061
Publishing rights (inclusive of approximately $28.0 million and $32.3 million in related party publishing rights for the three months ended June 30, 2010 and 2009, respectively, and $56.2 million and $65.2 million for the six months ended June 30, 2010 and 2009, respectively)	60,216	71,081	123,146	142,903
Selling, general and administrative expense	27,314	28,470	58,687	60,107
Depreciation and amortization	10,476	12,654	20,469	25,302

Total operating expenses	122,829	134,226	252,862	279,373

Operating income	8,741	10,767	13,280	10,688
Other (income) expenses:
Interest income	(4)	(3)	(10)	(12)
Interest expense	12,994	13,430	26,231	27,569
Other expense	50	104	117	320

Loss before income taxes	(4,299)	(2,764)	(13,058)	(17,189)
Income tax benefit	(2,229)	(635)	(3,901)	(5,920)

Net loss	$(2,070)	$(2,129)	$(9,157)	$(11,269)

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Six-Months Ended
	June 30, 2010	June 30, 2009
Operating Activities:
Net loss	$(9,157)	$(11,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	20,469	30,866
Deferred income taxes	(3,901)	(5,920)
Share-based compensation	83	300
Amortization of deferred financing costs	996	920
Accretion of discount on subordinated notes	2,027	1,875
Provision for doubtful accounts	16,693	9,438
Other	—	78
Changes in operating assets and liabilities:
Accounts receivable	(17,710)	(2,159)
Due to/from affiliates	4,446	(5,671)
Deferred directory costs	(3,263)	(6,158)
Prepaid expenses and other current assets	151	(49)
Publishing rights payable	571	(1,797)
Accounts payable, accrued liabilities and other	6,846	(10,061)
Accrued interest payable	387	—
Unearned revenue	4,634	(50)

Net cash provided by operating activities	23,272	343

Investing Activities:
Proceeds on sale of property and equipment	—	815
Acquisition of property and equipment	(6,295)	(8,178)

Net cash used in investing activities	(6,295)	(7,363)

Financing Activities:
Proceeds from revolving credit facility	11,000	—
Repayments on revolving credit facility	(6,000)	(1,000)
Repayments on term loan	(11,300)	(11,137)
Dividends	(10,000)	—

Net cash used in financing activities	(16,300)	(12,137)

Net increase (decrease) in cash and cash equivalents	677	(19,157)
Cash and cash equivalents, beginning of period	6,439	19,421

Cash and cash equivalents, end of period	$7,116	$264

Refer to accompanying notes to these condensed consolidated financial statements.

LOCAL INSIGHT REGATTA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Local Insight Regatta Holdings, Inc. (“Regatta Holdings”) (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) is a leading provider of local search advertising services, offering our core target market of small and medium-sized businesses (“SMBs”) a complete range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of local advertising solutions encompasses print Yellow Pages as well as a full range of digital advertising services designed to establish, maintain and optimize our advertising clients’ online presence.

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

We are an indirect, wholly-owned subsidiary of Local Insight Media Holdings, Inc. (“Local Insight Media Holdings”). We are managed as a single business unit and report as one reportable segment. All operations (other than certain services which are outsourced to an affiliate, see Note 8) occur in the United States.

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the three and six months ended June 30, 2010, print revenue comprised 88.0% and 88.5% of our revenue, respectively, while other services comprised 12.0% and 11.5% of our revenue, respectively. For the three and six months ended June 30, 2009, print revenue comprised 91.8% and 92.0% of our revenue, respectively, while other services comprised 8.2% and 8.0% of our revenue, respectively.

Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein are unaudited, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations, and reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared under GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with our audited annual consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We consolidate all of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated from the financial results.

Earnings per share data has not been presented because we have not issued publicly held common stock, as defined by the Financial Accounting Standards Board (“FASB”).

Liquidity

Our senior secured credit facilities (the “Credit Facilities”), consisting of a $335.0 million senior secured term loan facility (the “Term Loan”) and a $30.0 million senior secured revolving facility (the “Revolver”), and the indenture governing our 11% Series B Senior Subordinated notes due November 30, 2017 (the “Regatta Exchange Notes”) require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants.

The continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, have increased pressure on our ability to maintain compliance with our financial covenants during 2010 and beyond. This pressure has further increased because, as required by the terms of our Credit Facilities, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period). We will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, it is likely that at September 30, 2010, we will: (i) exceed the maximum allowable consolidated leverage ratio (i.e., the ratio of consolidated total debt to consolidated EBITDA) and the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities and (ii) fail to meet the minimum consolidated interest coverage ratio (i.e., the ratio of consolidated EBITDA to consolidated interest expense) under our Credit Facilities. We will likely breach the same covenants at December 31, 2010. We may be unable to remain compliant with these same covenants thereafter. We are evaluating various alternatives to address these covenant issues. We may not be successful in our efforts to address these covenant issues.

Noncompliance with the financial covenants in our Credit Facilities constitutes an “event of default” under our Credit Facility. Upon such an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our Revolver. In the event that noncompliance with these financial covenants results in an acceleration of our obligations under the Credit Facilities, the trustee under the indenture governing the Regatta Exchange Notes or holders of 25% of aggregate principal amount of the outstanding Regatta Exchange Notes may declare all of the Regatta Exchange Notes due and payable; provided, however, that such declaration of acceleration of the Regatta Exchange Notes shall be automatically annulled if the events of default under the Credit Facilities are remedied or cured by the Company or waived by the required number of lenders under our Credit Facilities within 30 days after the declaration of acceleration of our obligations under the Credit Facilities and if (a) the annulment of the acceleration of the Regatta Exchange Notes would not conflict with any judgment or decree of a court of competent jurisdiction and (b) all existing events of default under the indenture governing the Regatta Exchange Notes, except nonpayment of principal, premium or interest on the Regatta Exchange Notes that became due solely because of the acceleration of the Regatta Exchange Notes, have been cured or waived.

Should the amounts owing under the Credit Facilities or under the Regatta Exchange Notes be declared to be immediately due and payable, and the underlying circumstances giving rise to the acceleration are not cured or waived, we would not have sufficient liquidity to satisfy those obligations. We may not be able to obtain a waiver or amendment from our lenders under our Credit Facilities or the Regatta Exchange Notes so as to remain compliant with those covenants or avoid an acceleration of our obligations under the Credit Facilities or the Regatta Exchange Notes. Our inability to obtain a waiver or amendment, resulting in the amounts under the Credit Facilities or the Regatta Exchange Notes being declared due and payable immediately, could affect our ability to continue to exist as a going concern. Further, we may not be able to borrow additional funds if it becomes necessary or borrow at costs that are not higher or on more restrictive terms than our current indebtedness.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2010 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows and earnings from operations (including from Berry Leads, our new business model), realize anticipated cost savings and operating improvements, and address the covenant issues described above. The outcome of these matters cannot be predicted at this time. The accompanying condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business as a going concern.

2. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our condensed consolidated financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$791	$791
Buildings	3,288	3,288
Furniture, fixtures and equipment	5,070	5,070
Computer equipment and software	32,048	18,052
Other	223	108
Leasehold improvements	455	397
Construction in progress	—	8,699

	41,875	36,405
Less: Accumulated depreciation and amortization	15,353	10,855

Property and equipment, net	$26,522	$25,550

Depreciation and amortization expense was approximately $2.4 million and $4.4 million for the three and six months ended June 30, 2010, respectively, and approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, we sold certain assets held for sale with a net value of approximately $0.5 million and $0.9 million, respectively. The net loss recognized on these sales was approximately $0.1 million for the three and six months ended June 30, 2009, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization as of June 30, 2010 and December 31, 2009 consist of the following (in thousands, except as to average amortization period remaining in years):

	Publishing Agreement	Independent Publishing Agreements	Customer Relationships	Favorable Sales Contracts	Total
Cost basis as of December 31, 2009	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	11,587	6,443	77,446	80,293	175,769

Intangible assets, net as of December 31, 2009	$266,492	$5,927	$67,216	$—	$339,635

Cost basis as of June 30, 2010	$278,079	$12,370	$144,662	$80,293	$515,404
Accumulated amortization	14,367	7,989	89,210	80,293	191,859

Intangible assets, net as of June 30, 2010	$263,712	$4,381	$55,452	$—	$323,545

Average amortization period remaining in years as of June 30, 2010	47	1.5	18	—	N/A

We recorded amortization expense of approximately $8.1 million and $16.1 million for the three and six months ended June 30, 2010, respectively, and $11.2 million and $25.2 million for the three and six months ended June 30, 2009, respectively. Amortization expense of $0 million was recorded in cost of revenue related to the amortization of favorable sales contracts for the three and six months ended June 30, 2010, respectively, and $0 million and approximately $2.8 million for the three and six months ended June 30, 2009, respectively.

The estimated aggregate remaining future amortization expense for intangible assets is as follows (in thousands):

2010 (1)	$16,090
2011	23,688
2012	15,501
2013	12,022
2014	9,761
2015	8,291
Thereafter	238,192

Total	$323,545

(1)	Represents the period from July 1, 2010 to December 31, 2010.

There was no change in our recorded goodwill during the three and six months ended June 30, 2010.

5. DEBT

As of June 30, 2010 and December 31, 2009, we had outstanding debt comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior secured term loan facility, variable rates	$310,888	$322,188
Senior secured revolving credit facility—variable rates	16,000	11,000
11% Senior Subordinated Notes	210,500	210,500

Total debt	537,388	543,688
Less:
Current portion	27,300	22,300
Debt discount	25,297	27,324

Total long-term debt	$484,791	$494,064

On April 7, 2010, we made a mandatory principal prepayment of $11.3 million under our Credit Facilities as a result of our excess cash flow for the year ended December 31, 2009. As a result of such prepayment, the next regularly scheduled principal repayment under our Credit Facilities is now due on June 30, 2013. Our current portion of long-term debt includes an estimate of $11.3 million for the 2010 annual excess cash flow principal payment expected to be paid within the next 12 months.

On June 1, 2010, we made a draw of $11.0 million on our Revolver facility, of which $6.0 million was repaid on June 30, 2010. Subsequent to quarter end, in July 2010, we made additional draws totaling $10.2 million on our Revolver.

Liquidity

As of June 30, 2010, we were in compliance with all covenants associated with the Credit Facilities and the Regatta Exchange Notes.

See Note 1, Description of Business and Basis of Presentation – Liquidity above for information regarding the likelihood that we will breach the financial covenants under our Credit Facilities at September 30, 2010 and December 31, 2010 and the consequences of noncompliance with these covenants.

Fair Value Disclosure

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. The fair value of our variable-rate and fixed-rate debt obligations are estimated using the current rates available based on the average bid and ask prices in effect at the balance sheet date. At June 30, 2010 and December 31, 2009, the carrying values and fair values of our variable-rate and fixed-rate debt instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loan facility	$285,591	$255,705	$294,864	$256,140
Senior secured revolving facility	16,000	12,960	11,000	8,314
11% Series B Senior Subordinated Notes	210,500	149,455	210,500	135,773

	$512,091	$418,120	$516,364	$400,227

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

In March 2010, a complaint was filed against CBD Media Finance LLC (“CBD Media”), an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. In July 2010, the United States District Court for the Southern District of Ohio, Western Division, denied the plaintiff’s motion to add The Berry Company as a defendant in the lawsuit and dismissed the plaintiff’s complaint with prejudice. In August 2010, the plaintiff filed a notice of appeal with respect to the court’s decision. CBD Media and the Company believe this lawsuit has no merit, and they intend to continue to defend this action vigorously.

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

Except as relates to the matter addressed in the immediately following paragraph, we believe, based on our review of the latest information available, that our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

In July 2010, a complaint was filed against a number of telecommunications and local search companies, including two with which we have a commercial relationship. The complaint alleges that the defendants’ local search websites infringe a patent held by the plaintiff. The local search websites of the two companies with which we have a commercial relationship are owned (in one case) or managed and hosted (in the other case) by us. We intend to assume these two companies’ defense in this matter and to indemnify them from and against any losses they may suffer as a result of this lawsuit. Given the early stage of this litigation, we have not been able to develop an assessment of our rights, of the merits of the plaintiff’s claims or of our potential liability in this matter.

7. 2010 RESTRUCTURING PLAN

In January 2010, we implemented a restructuring plan (the “2010 Restructuring Plan”) which involves the reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. In connection with the 2010 Restructuring Plan, we have ceased operations in Matthews, North Carolina (effective March 31, 2010) and will cease operations at our facilities in Erie, Pennsylvania (effective December 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010. The 2010 Restructuring Plan originally contemplated the closure of our facilities in Hudson, Ohio by December 31, 2010. We are currently in the process of re-examining whether and when to close the Hudson facility. We incurred approximately $0.4 million and $3.2 million in severance and related costs (which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations) for the three and six months ended June 30, 2010, respectively, of which approximately $1.6 million remained accrued (and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets) at June 30, 2010. The remaining amounts accrued are expected to be paid out during the remainder of 2010 and the three months ending March 31, 2011. In addition, we expect to accrue up to an additional $0.4 million in severance and related costs in connection with the 2010 Restructuring Plan during the remainder of 2010.

8. RELATED PARTY TRANSACTIONS

The Company and Local Insight Media, Inc. (“LIMI”), a wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of ours, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to us. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing us for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, no fees were payable under the consulting agreement for the three and six months ended June 30, 2010 and 2009, respectively. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing us for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

In July 2009, we entered into an agreement to provide certain graphics, data entry, customer contact, collection, information technology, quality control and payroll services on behalf of Axesa Servicios de Información, S. en C. (“Axesa”), an affiliate of ours. We have subcontracted our obligation to provide certain of such services to Caribe Servicios de Información Dominicana, S.A. (“CSID”), an affiliate of ours. For the three and six months ended June 30, 2010, we were billed $0.4 million and $0.8 million, respectively, for services provided under this agreement.

In June 2010, The Berry Company and CSID entered into an agreement, effective as of January 4, 2010, pursuant to which CSID agreed to provide service order processing, publishing, graphics, pagination, information technology, commission calculation and other services relating to the production of certain print directories published by The Berry Company. For the three and six months ended June 30, 2010, we were billed $0.9 million and $1.6 million, respectively, for services provided under this agreement.

In addition, due to the acquisition of The Berry Company on April 23, 2008 we earn revenue and incur costs associated with arrangements with other affiliated entities of ours, including certain IYP and directories published on behalf of the following affiliates: ACS Media Finance LLC (“ACS Media”), CBD Media and HYP Media Finance LLC (“HYP Media”). Such revenue and costs for the three and six months ended June 30, 2010 and 2009, respectively, were as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue:
ACS Media	$9,633	$19,641	$10,344	$20,597
CBD Media	19,305	39,000	21,663	42,577
HYP Media	13,346	27,484	16,525	34,137
Axesa	520	991	—	—

	$42,804	$87,116	$48,532	$97,311

Publishing rights:
ACS Media	$5,295	$10,921	$5,411	$11,328
CBD Media	14,113	28,723	16,835	33,504
HYP Media	8,623	16,539	10,046	20,375

	$28,031	$56,183	$32,292	$65,207

As of June 30, 2010 and December 31, 2009, ACS Media, CBD Media and HYP Media collectively owed us approximately $4.8 million and $11.6 million, respectively; such amounts related primarily to the services rendered by The Berry Company under its directory publishing agreements with such affiliates. In addition, as of June 30, 2010 and December 31, 2009, LIMI and certain other affiliates owed us approximately $15.7 million and $14.3 million, respectively, which related primarily to management compensation reimbursements and capital expenditures. As of June 30, 2010 and December 31, 2009, we owed certain affiliates of LIMI approximately $0 million and $1.0 million, respectively. Such amounts related primarily to certain operating costs and capital expenditures. Such amounts are considered part of the normal course of business between the affiliated entities and are periodically settled.

9. INCOME TAXES

We had no unrecognized tax benefits during the year ended December 31, 2009, and as of June 30, 2010, there was an increase in unrecognized tax benefits of approximately $4.1 million. The unrecognized tax benefits from prior periods relate to temporary items which generally reverse within 12 months, and are generally offset by new temporary unrecognized tax benefits. None of the previously reported unrecognized tax benefits, if recognized, would impact our effective tax rate. As of June 30, 2010, our accrued interest expense and penalties related to unrecognized tax benefits was approximately $1.8 million. We are indemnified for tax liabilities for predecessor tax periods pursuant to a Tax Sharing Agreement with Windstream. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Our tax provision for interim periods is determined using an estimate of our annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. As of June 30, 2010, our estimated annual effective income tax rate for 2010 is 29.9%.

10. DIVIDENDS

We paid a $5.0 million dividend on March 3, 2010 and an additional $5 million dividend on June 1, 2010. Both dividends were ultimately distributed to Local Insight Media Holdings III, Inc., a wholly owned, indirect subsidiary of Local Insight Media Holdings, our indirect parent.

11. FINANCIAL STATEMENTS OF GUARANTORS

The following information sets forth our condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009. Prior to June 30, 2009, when LIYP merged with and into The Berry Company, LIYP was our wholly owned subsidiary, and LIYP guaranteed, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and the Credit Facilities. We formed The Berry Company, a wholly-owned subsidiary, to acquire substantially all the assets of the Independent Line of Business division of L.M. Berry and Company (the “Berry ILOB”). That acquisition was consummated on April 23, 2008, and prior to that date The Berry Company had no operations. Accordingly, The Berry Company was not a guarantor prior to that date. Following LIYP’s merger with and into The Berry Company on June 30, 2009, The Berry Company continues to guarantee, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and the Credit Facilities. Local Insight Listing Management, Inc., a subsidiary of The Berry Company, also guarantees, on a senior subordinated unsecured basis, our obligations under the Regatta Exchange Notes and our Credit Facilities. There are no non-guarantor subsidiaries of the Company.

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

Set forth below is our condensed consolidating balance sheet as of June 30, 2010 (in thousands, except share data):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,116	$—	$7,116
Accounts receivable, net	—	26,967	—	26,967
Intercompany receivable	—	33,658	(33,658)	—
Due from affiliates	—	28,871	(8,414)	20,457
Deferred directory costs	—	53,946	—	53,946
Deferred income taxes	44	4,505	—	4,549
Prepaid expenses and other current assets	31	672	—	703

Total current assets	75	155,735	(42,072)	113,738
Property and equipment, net	17,936	8,586	—	26,522
Assets held for sale	—	691	—	691
Equity investments	609,148	—	(609,148)	—
Intangible assets, net	—	323,545	—	323,545
Tradename intangible asset	—	37,900	—	37,900
Goodwill	—	279,090	—	279,090
Deferred income taxes	40,776	—	(40,776)	—
Deferred financing costs and other, net	14,730	14,784	(14,730)	14,784

Total Assets	$682,665	$820,331	$(706,726)	$796,270

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300	$(11,300)	$11,300
Line of credit	16,000	16,000	(16,000)	16,000
Publishing rights payable	—	648	—	648
Accounts payable and accrued liabilities	2,760	28,487	—	31,247
Unearned revenue	—	39,316	—	39,316
Accrued interest payable	2,986	2,961	(2,986)	2,961
Due to affiliates	8,413	—	(8,413)	—
Intercompany payable	33,658	—	(33,658)	—

Total current liabilities	75,117	98,712	(72,357)	101,472
Deferred income taxes	(3,901)	126,569	(40,776)	81,892
Long-term debt, net of current portion	484,791	484,791	(484,791)	484,791
Other long-term liabilities	—	1,457	—	1,457

Total Liabilities	556,007	711,529	(597,924)	669,612
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	240,332	232,262	(232,262)	240,332
Accumulated deficit	(113,676)	(123,460)	123,460	(113,676)

Total Stockholders’ Equity	126,658	108,802	(108,802)	126,658

Total Liabilities and Stockholders’ Equity	$682,665	$820,331	$(706,726)	$796,270

Set forth is our condensed consolidating balance sheet as of December 31, 2009 (in thousands, except share data):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,439	$—	$6,439
Accounts receivable, net	—	25,950	—	25,950
Due from affiliates	732	33,021	(7,886)	25,867
Intercompany receivable	—	11,452	(11,452)	—
Deferred directory costs	—	50,683	—	50,683
Deferred income taxes	44	4,505	—	4,549
Prepaid expenses and other current assets	52	802	—	854

Total current assets	828	132,852	(19,338)	114,342
Property and equipment, net	14,369	11,181	—	25,550
Equity investments	614,740	—	(614,740)	—
Intangible assets, net	—	339,635	—	339,635
Goodwill	—	279,090	—	279,090
Tradename intangible asset	—	37,900	—	37,900
Assets held for sale	—	691	—	691
Deferred income taxes	40,776	—	(40,776)	—
Deferred financing costs and other, net	15,726	15,780	(15,726)	15,780

Total Assets	$686,439	$817,129	$(690,580)	$812,988

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,300	$11,300	$(11,300)	$11,300
Line of credit	11,000	11,000	(11,000)	11,000
Publishing rights payable	—	77	—	77
Accounts payable and accrued liabilities	2,431	22,956	—	25,387
Unearned revenue	—	34,682	—	34,682
Accrued interest payable	2,574	2,574	(2,574)	2,574
Due to affiliates	7,886	964	(7,886)	964
Intercompany payable	11,452	—	(11,452)	—

Total current liabilities	46,643	83,553	(44,212)	85,984
Deferred income taxes	—	126,569	(40,776)	85,793
Long-term debt, net of current portion	494,064	494,064	(494,064)	494,064
Other long-term liabilities	—	1,415	—	1,415

Total liabilities	540,707	705,601	(579,052)	667,256
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 195,744 shares issued and outstanding	2	—	—	2
Additional paid-in capital	250,249	269,202	(269,202)	250,249
Accumulated deficit	(104,519)	(157,674)	157,674	(104,519)

Total stockholders’ equity	145,732	111,528	(111,528)	145,732

Total Liabilities and Stockholders’ Equity	$686,439	$817,129	$(690,580)	$812,988

Set forth is our condensed consolidating statement of operations for the three months ended June 30, 2010 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Revenue	$—	$131,570	$—	$131,570
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	24,823	—	24,823
Publishing rights	—	60,216	—	60,216
Selling, general and administrative expense	400	26,914	—	27,314
Depreciation and amortization	1,067	9,409	—	10,476

Total operating expenses	1,467	121,362	—	122,829

Operating income (loss)	(1,467)	10,208	—	8,741
Other (income) expenses:
Interest income	—	(4)	—	(4)
Interest expense	12,994	12,994	(12,994)	12,994
Other expense	43	72	(65)	50

Income (loss) before income taxes	(14,504)	(2,854)	13,059	(4,299)
Income tax benefit	(2,229)	(4,183)	4,183	(2,229)

Net income (loss) before equity in losses of consolidated subsidiaries	(12,275)	1,329	8,876	(2,070)
Equity in losses of consolidated subsidiaries	1,329	—	(1,329)	—

Net income (loss)	$(10,946)	$1,329	$7,547	$(2,070)

Set forth is our condensed consolidating statement of operations for the six months ended June 30, 2010 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Revenue	$—	$266,142	$—	$266,142
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	50,560	—	50,560
Publishing rights	—	123,146	—	123,146
Selling, general and administrative expense	692	57,995	—	58,687
Depreciation and amortization	1,719	18,750	—	20,469

Total operating expenses	2,411	250,451	—	252,862

Operating income (loss)	(2,411)	15,691	—	13,280
Other (income) expenses:
Interest income	—	(10)	—	(10)
Interest expense	26,231	26,231	(26,231)	26,231
Other expense	110	117	(110)	117

Income (loss) before income taxes	(28,752)	(10,647)	26,341	(13,058)
Income tax benefit	(3,901)	(4,688)	4,688	(3,901)

Net income (loss) before equity in losses of consolidated subsidiaries	(24,851)	(5,959)	21,653	(9,157)
Equity in losses of consolidated subsidiaries	(5,959)	—	5,959	—

Net income (loss)	$(30,810)	$(5,959)	$27,612	$(9,157)

Set forth is our condensed consolidating statement of operations for the three months ended June 30, 2009 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Revenue	$—	$144,993	$—	$144,993
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	22,021	—	22,021
Publishing rights	—	71,081	—	71,081
Selling, general and administrative expense	311	28,159	—	28,470
Depreciation and amortization	229	12,425	—	12,654

Total operating expenses	540	133,686	—	134,226

Operating income (loss)	(540)	11,307	—	10,767
Other (income) expenses:
Interest income	—	(3)	—	(3)
Interest expense	13,430	13,430	(13,430)	13,430
Other expense	35	104	(35)	104

Income (loss) before income taxes	(14,005)	(2,224)	13,465	(2,764)
Income tax benefit	(4,494)	(763)	4,622	635

Net income (loss) before equity in losses of consolidated subsidiaries	(9,511)	(1,461)	8,843	(2,129)
Equity in losses of consolidated subsidiaries	(1,461)	—	1,461	—

Net income (loss)	$(10,972)	$(1,461)	$10,304	$(2,129)

Set forth is our condensed consolidating statement of operations for the six months ended June 30, 2009 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Revenue	$—	$290,061	$—	$290,061
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization expense included below)	—	51,061	—	51,061
Publishing rights	—	142,903	—	142,903
Selling, general and administrative expense	768	59,339	—	60,107
Depreciation and amortization	593	24,709	—	25,302

Total operating expenses	1,361	278,012	—	279,373

Operating income (loss)	(1,361)	12,049	—	10,688
Other (income) expenses:
Interest income	—	(12)	—	(12)
Interest expense	27,569	27,569	(27,569)	27,569
Other expense	83	320	(83)	320

Income (loss) before income taxes	(29,013)	(15,828)	27,652	(17,189)
Income tax benefit	(9,993)	(5,450)	9,523	(5,920)

Net income (loss) before equity in losses of consolidated subsidiaries	(19,020)	(10,378)	18,129	(11,269)
Equity in losses of consolidated subsidiaries	(10,378)	—	10,378	—

Net income (loss)	$(29,398)	$(10,378)	$28,507	$(11,269)

Set forth is our condensed consolidating statement of cash flows for the six months ended June 30, 2010 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Operating Activities:
Net loss	$(30,810)	$(5,959)	$27,612	$(9,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	5,959	—	(5,959)	—
Depreciation and amortization expense	1,719	18,750	—	20,469
Deferred income taxes	(3,901)	(4,688)	4,688	(3,901)
Share-based compensation	—	83	—	83
Amortization of deferred financing costs	996	996	(996)	996
Accretion of discount on subordinated notes	2,027	2,027	(2,027)	2,027
Provision for doubtful accounts	—	16,693	—	16,693
Non-cash interest expense	—	23,318	(23,318)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(17,710)	—	(17,710)
Due from affiliates	1,260	3,186	—	4,446
Deferred directory costs	—	(3,263)	—	(3,263)
Prepaid expenses and other current assets	21	130	—	151
Publishing rights payable	—	571	—	571
Accounts payable, accrued liabilities and other	1,273	5,573	—	6,846
Accrued interest payable	412	(25)	—	387
Unearned revenue	—	4,634	—	4,634

Net cash provided by (used in) operating activities	(21,044)	44,316	—	23,272

Investing Activities:
Intercompany	26,274	(26,274)	—	—
Acquisition of property and equipment	(6,230)	(65)	—	(6,295)

Net cash provided by (used in) investing activities	20,044	(26,339)	—	(6,295)

Financing Activities:
Distributions to Regatta	17,300	(17,300)	—	—
Proceeds from revolving credit facility	11,000	—	—	11,000
Repayments on revolving credit facility	(6,000)	—	—	(6,000)
Dividends	(10,000)	—	—	(10,000)
Repayments on term loan	(11,300)	—	—	(11,300)

Net cash provided by (used in) financing activities	1,000	(17,300)	—	(16,300)

Net increase in cash and cash equivalents	—	677	—	677
Cash and cash equivalents, beginning of period	—	6,439	—	6,439

Cash and cash equivalents, end of period	$—	$7,116	$—	$7,116

Set forth is our condensed consolidating statement of cash flows for the six months ended June 30, 2009 (in thousands):

	Regatta Holdings	Subsidiary Guarantor	Eliminating Entries	Consolidated
Operating Activities:
Net loss	$(29,398)	$(10,378)	$28,507	$(11,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of consolidated subsidiaries	10,378	—	(10,378)	—
Depreciation and amortization expense	593	30,273	—	30,866
Deferred income taxes	(9,993)	(5,450)	9,523	(5,920)
Share-based compensation	—	300	—	300
Amortization of deferred financing costs	920	920	(920)	920
Accretion of discount on subordinated notes	1,875	1,875	(1,875)	1,875
Provision for doubtful accounts	—	9,438	—	9,438
Non-cash interest expense	—	24,857	(24,857)	—
Other	—	78	—	78
Changes in operating assets and liabilities:
Accounts receivable	—	(2,159)	—	(2,159)
Due to/from affiliates	1,008	(6,679)	—	(5,671)
Deferred directory costs	—	(6,158)	—	(6,158)
Prepaid expenses and other current assets	17	(66)	—	(49)
Publishing rights payable	—	(1,797)	—	(1,797)
Accounts payable, accrued liabilities and other	223	(10,284)	—	(10,061)
Accrued interest	—	—	—	—
Unearned revenue	—	(50)	—	(50)

Net cash provided by (used in) operating activities	(24,377)	24,720	—	343

Investing Activities:
Intercompany	30,594	(30,594)	—	—
Proceeds on sale of property and equipment	—	815	—	815
Acquisition of property and equipment	(6,217)	(1,961)	—	(8,178)

Net cash provided by (used in) investing activities	24,377	(31,740)	—	(7,363)

Financing Activities:
Distributions to Regatta	12,137	(12,137)	—	—
Repayments on revolving credit facility	(1,000)	—	—	(1,000)
Repayments on term loan	(11,137)	—	—	(11,137)

Net cash used in financing activities	—	(12,137)	—	(12,137)

Net decrease in cash and cash equivalents	—	(19,157)	—	(19,157)
Cash and cash equivalents, beginning of period	—	19,421	—	19,421

Cash and cash equivalents, end of period	$—	$264	$—	$264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

Unless otherwise indicated, the terms “Company,” “Regatta Holdings,” “we,” “us” and “our” refer to Local Insight Regatta Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Overview

We are a leading provider of local search advertising services, offering our core target market of SMBs a comprehensive range of lead-generating solutions that enable consumers to efficiently find the products and services they need. Our integrated suite of local advertising solutions encompasses print Yellow Pages as well as a full range of digital advertising services designed to establish, maintain and optimize our advertising clients’ online presence.

Our principal operating subsidiary, The Berry Company, primarily serves non-major metropolitan areas, rural and certain suburban markets in 42 states. Our comprehensive set of local search advertising solutions consists of five principal service offerings, or revenue generating units: (i) print directory advertising; (ii) website development, production and maintenance; (iii) search engine marketing, or SEM (including delivery of local advertisements through major search engines, such as Google, Bing and Yahoo!); (iv) IYP advertising (including through YellowPages.com); and (v) internet-based video advertising. In February 2010, we launched Berry Leads, a new business model which we plan to roll out on a market-by-market basis during 2010 and early 2011.

We are the fifth largest Yellow Pages directory publisher in the United States based on revenue. In addition to serving as the exclusive official publisher of Windstream-branded print and internet directories in the Windstream Service Areas, we are the largest provider of outsourced print directory sales, marketing, production and related services in the United States. We publish 215 Windstream-branded print directories and 643 print directories on behalf of 122 customers other than Windstream, which we refer to as “LEC Customers”, or customers that are a LEC or have either been granted the exclusive right to publish directories on behalf of an incumbent LEC or are the exclusive publisher of one or more LEC-branded directories. We also operate and maintain the WindstreamYellowPages.com website and publish IYP directories on behalf of 31 other LEC Customers.

Our History

Split-Off From Windstream. On November 30, 2007, we were split off from Windstream to certain funds affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”) in a transaction we refer to as the Split-Off. In connection with the Split-Off, our corporate name was changed from Windstream Regatta Holdings, Inc. to Local Insight Regatta Holdings, Inc. We refer to Windstream Regatta Holdings, Inc. prior to the closing of the Split-Off as our predecessor company.

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

Basis of Presentation

We are managed as a single business unit and report as one reportable segment, and all operations (other than certain services which are outsourced to an affiliate, see Note 8 to the accompanying condensed consolidated financial statements) occur in the United States.

Consulting Fees

The Company and LIMI, a wholly-owned, indirect subsidiary of Local Insight Media Holdings and an affiliate of ours, are parties to a consulting agreement pursuant to which LIMI provides certain consulting services (including executive, operational, finance and accounting, treasury, legal, human resource, integration and administrative services) to us. On May 13, 2009, the Company and LIMI amended the consulting agreement such that LIMI suspended invoicing us for services rendered under the consulting agreement, effective as of January 1, 2009. Accordingly, no fees were payable under the consulting agreement for the three and six months ended June 30, 2010 and 2009, respectively. The amendment to the consulting agreement also provides that LIMI may, at any time, re-commence invoicing us for services rendered under the consulting agreement. Should LIMI in the future elect to re-commence such invoicing, the amendment also provides that no amounts will be payable for services rendered during the period that LIMI’s invoicing was suspended.

Revenue

We derive our revenue primarily from the sale of advertising in our print directories, which we refer to as print revenue. For the three and six months ended June 30, 2010, print revenue comprised 88.0% and 88.5% of our revenue, respectively, while other services comprised 12.0% and 11.5% of our revenue, respectively. For the three and six months ended June 30, 2009, print revenue comprised 91.8% and 92.0% of our revenue, respectively, while other services comprised 8.2% and 8.0% of our revenue, respectively. We anticipate print revenue will continue to represent a significant but declining percentage of our revenue in the foreseeable future. Local advertising has represented a substantial majority of our print revenue. For the three and six months ended June 30, 2010, 79.4% and 79.7% of our print revenue was attributable to local advertisers, respectively, and 14.8% and 15.0% of our print revenue was attributable to national advertisers, respectively. For the three and six months ended June 30, 2009, 89.2% and 89.1% of our print revenue was attributable to local advertisers, respectively, and 10.8% and 10.9% of our print revenue was attributable to national advertisers, respectively.

We also generate revenue from our IYP and other digital services and other revenue from additional services provided to our LEC customers. Other revenue is generally derived from directory enhancements that are billed back to our LEC Customers and fees derived from other sources. Revenue is reported net of sales allowances that are recorded to reduce revenue for customer adjustments that, based on historical experience, are likely to occur subsequent to the initial sale.

Revenue trends can be affected by several factors, including changes in the number of advertising customers, or the pricing of advertising and the amount of advertising purchased per customer related to competitive, economic or other conditions, changes in the size of our sales force and the introduction of additional services, which may generate incremental revenues. We anticipate our total revenue will decline in 2010 compared to 2009 due to the continued effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our IYP, website development, SEM and video services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Operating Expenses

Operating expenses include cost of revenue, publishing rights expense, selling, general and administrative expense and depreciation and amortization.

Cost of Revenue

Cost of revenue includes: (i) costs related to our sales and sales support functions and sales commissions paid to our sales force; (ii) costs of producing and distributing both print and IYP directories, including the cost of publishing operations, directory contractor services, graphics, and distribution; and (iii) for the six months ended June 30, 2009, certain amortization associated with favorable sales contracts acquired in connection with the Split-Off and the Berry ILOB acquisition for which the cash flow streams associated with post-Split-Off and post-Berry ILOB-acquisition customer billings are in excess of our costs to fulfill our obligations under such contracts. We defer and recognize direct and incremental costs over the expected lives of the directories (generally 12 months). All other costs are expensed as incurred. For the three and six months ended June 30, 2010, cost of revenue represented 20.2% and 20.0% of total operating expenses, respectively, and 18.9% and 19.0% of revenue, respectively. For the three and six months ended June 30, 2009, cost of revenue represented 16.4% and 18.3% of total operating expenses, respectively, and 15.2% and 17.6% of revenue, respectively.

Publishing Rights

Publishing rights expense represents royalties paid to LECs other than Windstream for the right to publish their print directories and other commissions associated with the sale of IYP and digital services. Publishing rights expense is typically determined as a percentage of net advertising revenue on a per contract basis with respect to directories published for our LEC Customers. For the three and six months ended June 30, 2010, publishing rights expense represented 49.0% and 48.7% of total operating expenses, respectively, and 45.8% and 46.3% of revenue, respectively. For the three and six months ended June 30, 2009, publishing rights expense represented 53.0% and 51.2% of total operating expenses, respectively, and 49.0% and 49.3% of revenue, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the cost of business taxes, bad debt, marketing and business development, sales expenses, sales administration, accounting and administration, systems, billing, executive and legal, advertising and building maintenance. All selling, general and administrative costs are expensed as incurred. For the three and six months ended June 30, 2010, selling, general and administrative expense represented 22.2% and 23.2% of all operating expenses, respectively, and 20.8% and 22.1% of revenue, respectively. For the three and six months ended June 30, 2009, selling, general and administrative expense represented 21.2% and 21.5% of all operating expenses, respectively, and 19.6% and 20.7% of revenue, respectively.

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

As part of these on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009 which were not part of the Synergy Plan and which resulted in the termination of approximately 100 individuals. In addition, in January 2010 we implemented the 2010 Restructuring Plan, which involves the reduction of our employee base by a total of approximately 320 employees and the cessation of operations at our facilities in Matthews, North Carolina (effective March 31, 2010) and Erie, Pennsylvania (effective December 31, 2010). The 2010 Restructuring Plan is expected to be completed by December 31, 2010. The 2010 Restructuring Plan originally contemplated the closure of our facilities in Hudson, Ohio by December 31, 2010. We are currently in the process of re-examining whether and when to close the Hudson facility. During the three and six months ended June 30, 2010, we incurred approximately $0.4 million and $3.2 million in severance and related costs in connection with the 2010 Restructuring Plan, respectively, of which approximately $1.6 million remained accrued at June 30, 2010. The remaining amounts accrued are expected to be paid out during the remainder of 2010 and the three months ending March 31, 2011. We expect to accrue up to an additional $0.4 million in severance and related costs in connection with the 2010 Restructuring Plan during the remainder of 2010.

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

Interest Expense, Net

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, which included a $20.0 million revolving credit facility, and issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017. Effective April 23, 2008, we refinanced the $86.0 million credit facility through the Credit Facilities. The Credit Facilities consisted of a $335.0 million Term Loan and a $30.0 million Revolver. In November 2008, we consummated an offer to exchange all the 11% Senior Subordinated Notes for the Regatta Exchange Notes, which have been registered under the Securities Act of 1933, as amended.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth our operating results for the three months ended June 30, 2010 and 2009 (in thousands, except as to percentages):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change	%
Revenue	$131,570	$144,993	$(13,423)	(9.3)%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	24,823	22,021	2,802	12.7%
Publishing rights	60,216	71,081	(10,865)	(15.3)%
Selling, general and administrative expense	27,314	28,470	(1,156)	(4.1)%
Depreciation and amortization	10,476	12,654	(2,178)	(17.2)%

Total operating expenses	122,829	134,226	(11,397)	(8.5)%

Operating income (loss)	8,741	10,767	(2,026)	(18.8)%
Interest expense, net	12,990	13,427	(437)	(3.3)%
Other expense	50	104	(54)	(51.9)%

Loss before income taxes	(4,299)	(2,764)	(1,535)	55.5%
Income tax benefit	(2,229)	(635)	(1,594)	251.0%

Net loss	$(2,070)	$(2,129)	$59	(2.8)%

Revenue

Revenue of $131.6 million for the three months ended June 30, 2010 decreased $13.4 million, or 9.3%, compared to $145.0 million for the three months ended June 30, 2009. The decrease was primarily attributable to a decrease in print revenue of approximately $14.3 million, and was partially offset by a $0.9 million increase in other services revenue. During the three months ended June 30, 2010, revenue from Pay4Performance (“P4P”), a performance-based advertising solution that is marketed primarily to clients who would otherwise cancel or significantly decrease their existing advertising program or who have not previously advertised in our print Yellow Pages directories, served to mitigate our print revenue decline (although the level of mitigation was below our original expectations).

We anticipate our total revenue will decline in 2010 compared to 2009 due to the continued effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our IYP, website development, SEM and video services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Cost of Revenue

Cost of revenue of $24.8 million for the three months ended June 30, 2010 increased $2.8 million, or 12.7%, compared to $22.0 million for the three months ended June 30, 2009. The increase related primarily to increased costs for the three months ended June 30, 2010 associated with the establishment of a new commission structure, the impact of increased digital costs and the fact that the benefits realized for the three months ended June 30, 2009 associated with extending the life of certain publications were not extended to the three months ended June 30, 2010.

Publishing Rights

Publishing rights expense of $60.2 million for the three months ended June 30, 2010 decreased $10.9 million, or 15.3%, compared to $71.1 million for the three months ended June 30, 2009. The decrease in publishing rights expense related primarily to the decrease in revenue subject to publishing rights.

Selling, General and Administrative Expense

Selling, general and administrative expense of $27.3 million for the three months ended June 30, 2010 decreased $1.2 million, or 4.1%, compared to $28.5 million for the three months ended June 30, 2009. The decrease was primarily due to the benefits of our cost cutting efforts in 2009 and throughout the six months ended June 30, 2010, and was partially offset by an increase in bad debt expense of approximately $5.0 million and $1.3 million in consulting fees incurred in connection with the development and rollout of our new business model.

The continued effects of the economic downturn have caused financial difficulty for many of our advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions and other factors, our collection costs and bad debt expense may increase further.

Depreciation and Amortization

Depreciation and amortization expense of $10.5 million for the three months ended June 30, 2010 decreased $2.2 million, or 17.2%, compared to $12.7 million for the three months ended June 30, 2009. The decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $13.0 million for the three months ended June 30, 2010 decreased $0.4 million, or 3.3%, compared to $13.4 million for the three months ended June 30, 2009. The decrease was primarily due to lower principal amounts of debt outstanding, and was partially offset by an increase in amortization expense associated with deferred financing costs and an increase in the accretion of debt discount for the three months ended June 30, 2010.

Income Taxes

Income tax benefit for the three months ended June 30, 2010 and 2009 is consistent with our loss before income taxes in each of those periods. The estimated tax rate for the three months ended June 30, 2010 was 51.9%. The estimated rate is based upon management’s projections for the year. Any changes to the projection would impact the estimated rate.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth our operating results for the six months ended June 30, 2010 and 2009 (in thousands, except as to percentages):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change	%
Revenue	$266,142	$290,061	$(23,919)	(8.2)%
Operating expenses:
Cost of revenue (exclusive of certain depreciation and amortization included below)	50,560	51,061	(501)	(1.0)%
Publishing rights	123,146	142,903	(19,757)	(13.8)%
Selling, general and administrative expense	58,687	60,107	(1,420)	(2.4)%
Depreciation and amortization	20,469	25,302	(4,833)	(19.1)%

Total operating expenses	252,862	279,373	(26,511)	(9.5)%

Operating income (loss)	13,280	10,688	2,592	24.3%
Interest expense, net	26,221	27,557	(1,336)	(4.8)%
Other expense	117	320	(203)	(63.4)%

Loss before income taxes	(13,058)	(17,189)	4,131	(24.0)%
Income tax benefit	(3,901)	(5,920)	2,019	(34.1)%

Net loss	$(9,157)	$(11,269)	$2,112	(18.7)%

Revenue

Revenue of $266.1 million for the six months ended June 30, 2010 decreased $23.9 million, or 8.2%, compared to $290.1 million for the six months ended June 30, 2009. The decrease was primarily attributable to a decrease in print revenue of approximately $26.7 million, and was partially offset by a $2.8 million increase in other services revenue. During the six months ended June 30, 2010, P4P revenue served to mitigate our print revenue decline (although the level of mitigation was below our original expectations).

We anticipate our total revenue will decline in 2010 compared to 2009 due to the continued effects of the economic downturn, the declining use of print Yellow Pages and other factors. We expect our print revenue will continue to decline beyond 2010 for similar reasons. These expected decreases in our print revenue beyond 2010 may not be offset by increases in revenue from our IYP, website development, SEM and video services (including revenue generated as a result of the rollout of our new business model). Accordingly, our total revenue may also decline beyond 2010.

Cost of Revenue

Cost of revenue of $50.6 million for the six months ended June 30, 2010 decreased $0.5 million, or 1.0%, compared to $51.1 million for the six months ended June 30, 2009. The decrease related primarily to $2.8 million of amortization of favorable sales contracts and $1.0 million of amortization of directories in-process margin established in purchase accounting for the six months ended June 30, 2009 compared to zero for the six months ended June 30, 2010, and was partially offset by increased costs for the six months ended June 30, 2010 associated with the establishment of a new commission structure, the impact of increased digital costs and the fact that the benefits realized for the three months ended June 30, 2009 associated with extending the life of certain publications were not extended to the three months ended June 30, 2010.

Publishing Rights

Publishing rights expense of $123.1 million for the six months ended June 30, 2010 decreased $19.8 million, or 13.8%, compared to $142.9 million for the six months ended June 30, 2009. The decrease in publishing rights expense related primarily to the decrease in revenue subject to publishing rights.

Selling, General and Administrative Expense

Selling, general and administrative expense of $58.7 million for the six months ended June 30, 2010 decreased $1.4 million, or 2.4%, compared to $60.1 million for the six months ended June 30, 2009. The decrease was primarily due to the benefits of our cost cutting efforts in 2009 and throughout the six months ended June 30, 2010, and was partially offset by an increase in bad debt expense of approximately $7.3 million and $3.3 million in consulting fees incurred in connection with the development and rollout of our new business model.

The continued effects of the economic downturn have caused financial difficulty for many of our advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense. As a result of the challenging economic and market conditions and other factors, our collection costs and bad debt expense may increase further.

Depreciation and Amortization

Depreciation and amortization expense of $20.5 million for the six months ended June 30, 2010 decreased $4.8 million, or 19.1%, compared to $25.3 million for the six months ended June 30, 2009. The decrease was primarily due to the diminishing amortization expense associated with the decay method of amortization for customer relationships.

Interest Expense

Interest expense of $26.2 million for the six months ended June 30, 2010 decreased $1.3 million, or 4.8%, compared to $27.6 million for the six months ended June 30, 2009. The decrease was primarily due to lower principal amounts of debt outstanding, and was partially offset by an increase in amortization expense associated with deferred financing costs and an increase in the accretion of debt discount for the six months ended June 30, 2010.

Income Taxes

Income tax benefit for the six months ended June 30, 2010 and 2009 is consistent with our loss before income taxes in each of those periods. The estimated tax rate for the six months ended June 30, 2010 was 29.9%. The estimated rate is based upon management’s projections for the year. Any changes to the projection would impact the estimated rate.

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

We funded the costs associated with the Split-Off with our prior credit facilities and $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 and our acquisition of the Berry ILOB with our Credit Facilities, as described under the captions “— Prior Credit Facilities,“ “— The Regatta Exchange Notes“ and “— Senior Secured Credit Facilities“ below. We have significant debt service obligations under our Credit Facilities and under the Regatta Exchange Notes. In the past, our cash flow from operations, available cash and available borrowings under our Credit Facilities have been adequate to meet our liquidity needs; however, this may not remain the case in the future for a number of reasons, including current economic conditions, declines in print revenue that may not be offset by increases in revenue from other services we provide and continued expenditures in connection with the rollout of Berry Leads, our new business model. In addition, because of restrictions in our Credit Facilities and the indenture governing the terms of the Regatta Exchange Notes, we are restricted in our ability to dispose of material assets and other operations and use the proceeds of such dispositions to meet our liquidity needs. As of the date of this report, we had approximately $3.8 million available borrowing capacity under the Revolver. However, this available borrowing capacity represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under the Revolver. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe that this amount will be unavailable to us under the Revolver.

Our Credit Facilities and the indenture governing the Regatta Exchange Notes require us to comply with customary affirmative and negative covenants. If our business does not generate sufficient cash flows from operations or earnings or we do not realize anticipated cost savings and operating improvements, we may be noncompliant with one or more of these covenants.

The continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, have increased pressure on our ability to maintain compliance with our financial covenants during 2010 and beyond. This pressure has further increased because, as required by the terms of our Credit Facilities, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period). We will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, it is likely that at September 30, 2010, we will: (i) exceed the maximum allowable consolidated leverage ratio (i.e., the ratio of consolidated total debt to consolidated EBITDA) and the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities and (ii) fail to meet the minimum consolidated interest coverage ratio (i.e., the ratio of consolidated EBITDA to consolidated interest expense) under our Credit Facilities. We will likely breach the same covenants at December 31, 2010. We may be unable to remain compliant with these same covenants thereafter. We are evaluating various alternatives to address these covenant issues. We may not be successful in our efforts to address these covenant issues.

Noncompliance with the financial covenants in our Credit Facilities constitutes an “event of default” under our Credit Facility. Upon such an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our Revolver. In the event that noncompliance with these financial covenants results in an acceleration of our obligations under the Credit Facilities, the trustee under the indenture governing the Regatta Exchange Notes or holders of 25% of aggregate principal amount of the outstanding Regatta Exchange Notes may declare all of the Regatta Exchange Notes due and payable; provided, however, that such declaration of acceleration of the Regatta Exchange Notes shall be automatically annulled if the events of default under the Credit Facilities are remedied or cured by the Company or waived by the required number of lenders under our Credit Facilities within 30 days after the declaration of acceleration of our obligations under the Credit Facilities and if (a) the annulment of the acceleration of the Regatta Exchange Notes would not conflict with any judgment or decree of a court of competent jurisdiction and (b) all existing events of default under the indenture governing the Regatta Exchange Notes, except nonpayment of principal, premium or interest on the Regatta Exchange Notes that became due solely because of the acceleration of the Regatta Exchange Notes, have been cured or waived.

Should the amounts owing under the Credit Facilities or under the Regatta Exchange Notes be declared to be immediately due and payable, and the underlying circumstances giving rise to the acceleration are not cured or waived, we would not have sufficient liquidity to satisfy those obligations. We may not be able to obtain a waiver or amendment from our lenders under our Credit Facilities or the Regatta Exchange Notes so as to remain compliant with those covenants or avoid an acceleration of our obligations under the Credit Facilities or the Regatta Exchange Notes. Our inability to obtain a waiver, resulting in the amounts under the Credit Facilities or the Regatta Exchange Notes being declared due and payable immediately, could affect our ability to continue to exist as a going concern. Further, we may not be able to borrow additional funds if it becomes necessary or borrow at costs that are not higher or on more restrictive terms than our current indebtedness.

The continued economic downturn is causing financial difficulty for many of our advertising customers, which has led to greater challenges in collecting accounts receivable and a corresponding increase in bad debt expense (including bad debt expense of $16.7 million and $9.4 million for the six months ended June 30, 2010 and 2009, respectively) arising in connection with our billing and collection arrangements with Windstream and most of our other LEC Customers, under which the LEC provides billing and collection services for those of its own telephone customers who buy advertising from us.

The following table sets forth a summary of cash flows for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net cash provided by operating activities	$23,272	$343
Net cash used in investing activities	(6,295)	(7,363)
Net cash used in financing activities	(16,300)	(12,137)

Increase (decrease) in cash and cash equivalents	$677	$(19,157)

For the six months ended June 30, 2010, net cash provided by operating activities increased $22.9 million compared to the six months ended June 30, 2009. The increase is primarily a function of a $4.7 million increase in the recognition of unearned revenue due to the timing of extended life directories in 2009, a $16.9 million increase in accounts payable, accrued liabilities and other due to the timing of payment of such amounts and a $10.1 million in due to/from affiliates and normal fluctuations in our other working capital accounts, and partially offset by a $10.4 million decrease in depreciation and amortization expense.

For the six months ended June 31, 2010, net cash used in investing activities decreased $1.1 million compared to the six months ended June 30, 2009. The decrease is primarily related to a $1.9 million decrease in acquisition of property and equipment partially offset by $0.8 million in proceeds on the sale of equipment for the six months ended June 30, 2009.

For the six months ended June 30, 2010, net cash used in financing activities increased $4.2 million compared to the six months ended June 30, 2009. The increase is primarily a function of the payment of $10.0 million in dividends which were ultimately distributed to Local Insight Media Holdings III, Inc., and partially offset by an increase of $6.0 million of net proceeds from our Revolver during the six months ended June 30, 2010.

Prior Credit Facilities

To finance the Split-Off and related fees and expenses, we entered into an $86.0 million credit facility on November 30, 2007, including a $20.0 million revolving line of credit, and issued $210.5 million aggregate principal amount of 11% Senior Subordinated Notes due November 30, 2017 (the “Notes”). Effective April 23, 2008, we refinanced the $86.0 million credit facility through our current Credit Facilities, which were used in part to finance the Berry ILOB acquisition. See the section below entitled “— Senior Secured Credit Facilities“ for a description of our Credit Facilities.

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

The continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, have increased pressure on our ability to maintain compliance with the covenants in the indenture governing the Regatta Exchange Notes during 2010 and beyond. See “Liquidity and Capital Resources” above for information regarding the likelihood that we will breach the financial covenants under our Credit Facilities at September 30, 2010 and December 31, 2010 and the consequences of noncompliance with these covenants.

Senior Secured Credit Facilities

Concurrently with the consummation of the Berry ILOB acquisition, we entered into the Credit Facilities provided by JPMorgan Chase Bank, N.A. The Credit Facilities refinanced our previous senior secured credit facility with Wachovia Bank, N.A. that provided for a revolving credit facility of up to $20.0 million and a term loan facility of $66.0 million. The Credit Facilities provide for a $335.0 million Term Loan and a $30.0 million Revolver. The Revolver also provides for the issuance of letters of credit. We borrowed the entire $335.0 million Term Loan at the closing of the acquisition of the Berry ILOB to fund that transaction, to pay fees and expenses incurred in connection with the Berry ILOB acquisition and to repay in full all amounts owing under our prior senior secured credit facilities. At the closing of the Berry ILOB acquisition, we also borrowed $20.0 million under the Revolver to fund certain additional fees and expenses in connection with the Berry ILOB acquisition. On September 30, 2008, $13.6 million was drawn under the Revolver to ensure we have access to the funds given the uncertain condition of the financial markets. As of the date of this report, approximately $3.8 million is available for borrowing under the Revolver and may be used for working capital and general corporate purposes. However, this amount represents the unfunded revolving loan commitment of Woodlands Commercial Bank (formerly known as Lehman Brothers Commercial Bank) under the Revolver. The parent company of Woodlands Commercial Bank has filed for bankruptcy protection; we therefore believe this amount will be unavailable under the Revolver. The Term Loan is scheduled to mature on April 23, 2015 and the Revolver is scheduled to mature on April 23, 2014.

In general, borrowings under the Credit Facilities bear interest, at our option, at either the LIBOR rate or a base rate, in each case plus an applicable margin. The LIBOR loans and base rate loans outstanding in excess of 30 days are subject to minimum rates of 3.75% and 4.75%, respectively. The rate of interest under the Term Loan is LIBOR plus 4% or base rate plus 3%. The effective interest rate for the six months ended June 30, 2010 was 7.1%. The applicable margin of the Revolver is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. We are also required to pay a commitment fee to the lenders in respect of the unutilized revolving commitments of 0.5% per annum (adjusted periodically based on our consolidated leverage ratio). We can prepay all or any portion of the outstanding borrowings under the Credit Facilities at any time without premium or penalty (other than customary breakage costs in the case of LIBOR loans). Payments of principal under the Credit Facilities are generally due quarterly. The Credit Facilities also require us to prepay outstanding borrowings thereunder with up to 75% of our annual excess cash flow, 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) not reinvested in the business, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than specified permitted debt. On April 7, 2010, we made a mandatory principal prepayment of $11.3 million under our Credit Facilities as a result of our excess cash flow for the year ended December 31, 2009. As a result of such prepayment, the next regularly scheduled principal repayment under our Credit Facilities is now due on June 30, 2013. Our current portion of long-term debt comprises an estimate of $11.3 million for the 2010 annual excess cash flow principal payment which is expected to be paid within the next 12 months.

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

The Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, identify certain events of default and restrictive covenants which are customary with respect to these types of facilities, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, dividends, repurchases of capital stock and subordinated indebtedness, sales of assets, liens, acquisitions, mergers and transactions with affiliates. In addition, the Credit Facilities require compliance with financial and operating covenants. For the period July 1, 2009 through June 30, 2010, the minimum consolidated interest coverage ratio (i.e., the ratio of consolidated EBITDA to consolidated interest expense) was 1.75 to 1, the maximum consolidated leverage ratio (i.e., the ratio of consolidated total debt to consolidated EBITDA) was 6.00 to 1 and the maximum consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) was 3.75 to 1. As defined in the agreement, at June 30, 2010, we had a consolidated interest coverage ratio of 1.93 to 1, a consolidated leverage ratio of 5.87 to 1 and a consolidated senior secured debt ratio of 3.55 to 1.

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

The continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, have increased pressure on our ability to maintain compliance with our financial covenants during 2010 and beyond. This pressure has further increased because, as required by the terms of our Credit Facilities, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period). We will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, it is likely that at September 30, 2010, we will: (i) exceed the maximum allowable consolidated leverage ratio and the maximum allowable consolidated senior secured debt ratio under our Credit Facilities and (ii) fail to meet the minimum consolidated interest coverage ratio under our Credit Facilities. We will likely breach the same covenants at December 31, 2010. We may be unable to remain compliant with these same covenants thereafter. See “Liquidity and Capital Resources” above for additional information regarding the likelihood that we will breach the financial covenants under our Credit Facilities at September 30, 2010 and December 31, 2010 and the consequences of noncompliance with these covenants.

Noncompliance with the financial covenants in our Credit Facilities constitutes an “event of default” under our Credit Facility. Upon such an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our Revolver. In the event that noncompliance with these financial covenants results in an acceleration of our obligations under the Credit Facilities, the trustee under the indenture governing the Regatta Exchange Notes or holders of 25% of aggregate principal amount of the outstanding Regatta Exchange Notes may declare all of the Regatta Exchange Notes due and payable; provided, however, that such declaration of acceleration of the Regatta Exchange Notes shall be automatically annulled if the events of default under the Credit Facilities are remedied or cured by the Company or waived by the required number of lenders under our Credit Facilities within 30 days after the declaration of acceleration of our obligations under the Credit Facilities and if (a) the annulment of the acceleration of the Regatta Exchange Notes would not conflict with any judgment or decree of a court of competent jurisdiction and (b) all existing events of default under the indenture governing the Regatta Exchange Notes, except nonpayment of principal, premium or interest on the Regatta Exchange Notes that became due solely because of the acceleration of the Regatta Exchange Notes, have been cured or waived.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our contractual obligations and commitments as of December 31, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in our contractual obligations during the six months ended June 30, 2010.

Recent Accounting Pronouncements

In 2009, the FASB issued guidance that modifies the fair value requirements of revenue recognition associated with multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use it best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance will be effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are in the process of assessing the impact this standard will have on our condensed consolidated financial statements.

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

The rate of interest under the Term Loan and the rate under the Revolver is LIBOR plus 4% or Base Rate plus 3% for loans outstanding in excess of 30 days. The applicable margin of the Revolver is based on a pricing grid that is adjusted periodically based on our consolidated leverage ratio. The effective interest rate for our variable rate debt outstanding for the six months ended June 30, 2010 was approximately 7.1%. Our indebtedness under the Regatta Exchange Notes is fixed and the effective interest rate on the outstanding notes was 11.0% for the six months ended June 30, 2010. A 0.125% increase or decrease in the variable interest rate applicable to our indebtedness outstanding under the Credit Facilities would currently have no significant impact on our annual interest expense and net income. We are not currently a party to any interest rate swaps or other instruments to hedge interest rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2010, a complaint was filed against CBD Media, an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. In July 2010, the United States District Court for the Southern District of Ohio, Western Division, denied the plaintiff’s motion to add The Berry Company as a defendant in the lawsuit and dismissed the plaintiff’s complaint with prejudice. In August 2010, the plaintiff filed a notice of appeal with respect to the court’s decision. CBD Media and the Company believe this lawsuit has no merit, and they intend to continue to defend this action vigorously.

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

Except as relates to the matter addressed in the immediately following paragraph, we believe, based on our review of the latest information available, that our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

In July 2010, a complaint was filed against a number of telecommunications and local search companies, including two with which we have a commercial relationship. The complaint alleges that the defendants’ local search websites infringe a patent held by the plaintiff. The local search websites of the two companies with which we have a commercial relationship are owned (in one case) or managed and hosted (in the other case) by us. We intend to assume these two companies’ defense in this matter and to indemnify them from and against any losses they may suffer as a result of this lawsuit. Given the early stage of this litigation, we have not been able to develop an assessment of our rights, of the merits of the plaintiff’s claims or of our potential liability in this matter.

Item 1A.	Risk Factors

The risk factors set forth below update and supplement those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

It is likely we will breach the financial covenants under our Credit Facilities at September 30, 2010 and at December 31, 2010. We may be unable to remain compliant with these covenants thereafter.

The continued effects of the economic downturn, our declining revenue and our continued expenditures in connection with the rollout of Berry Leads, our new business model, have increased pressure on our ability to maintain compliance with our financial covenants during 2010 and beyond. This pressure has further increased because, as required by the terms of our Credit Facilities, the financial covenants contained in our Credit Facilities will become more stringent for the period July 1, 2010 through June 30, 2011 (as compared to the preceding 12-month period). We will be required to meet these more stringent covenants starting with the quarter ending September 30, 2010. As a result of these factors, it is likely that at September 30, 2010, we will: (i) exceed the maximum allowable consolidated leverage ratio (i.e., the ratio of consolidated total debt to consolidated EBITDA) and the maximum allowable consolidated senior secured debt ratio (i.e., the ratio of consolidated senior secured debt to consolidated EBITDA) under our Credit Facilities and (ii) fail to meet the minimum consolidated interest coverage ratio (i.e., the ratio of consolidated EBITDA to consolidated interest expense) under our Credit Facilities. We will likely breach the same covenants at December 31, 2010. We may be unable to remain compliant with these same covenants thereafter. We are evaluating various alternatives to address these covenant issues. We may not be successful in our efforts to address these covenant issues.

Noncompliance with the financial covenants in our Credit Facilities constitutes an “event of default” under our Credit Facility. Upon such an event of default under our Credit Facilities, all amounts owing under our Credit Facilities may be declared to be immediately due and payable. In addition, upon an event of default we would no longer be entitled to draw upon our Revolver. In the event that noncompliance with these financial covenants results in an acceleration of our obligations under the Credit Facilities, the trustee under the indenture governing the Regatta Exchange Notes or holders of 25% of aggregate principal amount of the outstanding Regatta Exchange Notes may declare all of the Regatta Exchange Notes due and payable; provided, however, that such declaration of acceleration of the Regatta Exchange Notes shall be automatically annulled if the events of default under the Credit Facilities are remedied or cured by the Company or waived by the required number of lenders under our Credit Facilities within 30 days after the declaration of acceleration of our obligations under the Credit Facilities and if (a) the annulment of the acceleration of the Regatta Exchange Notes would not conflict with any judgment or decree of a court of competent jurisdiction and (b) all existing events of default under the indenture governing the Regatta Exchange Notes, except nonpayment of principal, premium or interest on the Regatta Exchange Notes that became due solely because of the acceleration of the Regatta Exchange Notes, have been cured or waived.

Should the amounts owing under the Credit Facilities or under the Regatta Exchange Notes be declared to be immediately due and payable, and the underlying circumstances giving rise to the acceleration are not cured or waived, we would not have sufficient liquidity to satisfy those obligations. We may not be able to obtain a waiver or amendment from our lenders under our Credit Facilities or the Regatta Exchange Notes so as to remain compliant with those covenants or avoid an acceleration of our obligations under the Credit Facilities or the Regatta Exchange Notes. Our inability to obtain a waiver or amendment, resulting in the amounts under the Credit Facilities or the Regatta Exchange Notes being declared due and payable immediately, could affect our ability to continue to exist as a going concern. Further, we may not be able to borrow additional funds if it becomes necessary or borrow at costs that are not higher or on more restrictive terms than our current indebtedness.

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by or against any of the parties to our LEC Customer agreements or certain third parties.

We are party to a publishing agreement and other commercial contracts with Windstream, and directory publishing agreements with CenturyTel, Inc. (“CenturyTel”), Frontier, ACS Media, CBD Media, HYP Media and other LEC Customers. If a bankruptcy case were to be commenced by or against any of these companies, it is possible that all or part of these agreements could be considered an executory contract and could therefore be subject to rejection by that party or by a trustee appointed in a bankruptcy case. In addition, protections for certain types of intellectual property licenses under the Bankruptcy Code are limited in scope and do not presently extend to trademarks. Accordingly, we could lose our rights to use the trademarks we license in connection with these agreements should we or the party from whom we license these rights become subject to a bankruptcy proceeding. If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable. The loss of any rights under our agreements with Windstream would have a material adverse effect on our business, financial condition and results of operations. The loss of any rights under any of our directory publishing agreements with CenturyTel, Frontier, ACS Media, CBD Media, HYP Media or our other LEC Customers could also materially harm our business, financial condition and results of operations.

In addition, ACS Media, CBD Media and HYP Media (which are affiliates of ours) are parties to publishing and other agreements with the LECs in the markets they serve (Alaska Communications Systems Group, Inc. in the case of ACS Media, Cincinnati Bell Telephone Company LLC in the case of CBD Media and Hawaiian Telcom, Inc. (“HT”) in the case of HYP Media). Substantially all the obligations of ACS Media, CBD Media and HYP Media under those publishing agreements are outsourced to us. If a bankruptcy case were commenced by or against any of these LEC Customers, it is possible that all or part of the publishing or other agreements with that LEC could be considered an executory contract and could therefore be subject to rejection by that LEC or a trustee appointed in a bankruptcy case. The loss by ACS Media, CBD Media or HYP Media of its rights under its publishing or other agreements with the relevant LEC could result in a decrease or cessation of payments to us under our directory service agreements with that company, which could have a material adverse effect on our business, financial condition and results of operations.

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

In May 2010, the term of the billing and collection services agreement between HT and HYP Media was amended to extend its term to June 30, 2010. In June 2010, the billing and collection services agreement was amended to extend its term to May 31, 2013, with HYP having the right, in the exercise of its discretion, to further extend the term to May 31, 2014. HT has informed us that it intends to remove the billing and collection services agreement from the list of executory contract that HT will reject upon its emergence from bankruptcy.

The HT Debtors’ bankruptcy cases could therefore have a material adverse effect on our business, financial condition and results of operations.

The loss of any of our key LEC Customer agreements could adversely affect our business.

In connection with the Split-Off, we entered into several agreements with Windstream, including a publishing agreement that expires on November 30, 2057. Under the publishing agreement, Windstream, among other things, appointed us the exclusive official publisher of Windstream-branded print directories in the Windstream Service Areas. In connection with the Berry ILOB acquisition, we assumed L.M. Berry’s directory service contracts with its LEC Customers, including CenturyTel, Frontier, ACS Media, CBD Media and HYP Media.

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

In addition, the termination or nonrenewal of our agreements with CenturyTel, Frontier, ACS Media, CBD Media or HYP Media, or the failure by CenturyTel, Frontier, ACS Media, CBD Media or HYP Media to satisfy their obligations under the agreements to which each is a party, would negatively impact our revenue and could materially harm our business, financial condition and results of operations. The term of our directory service agreement with CenturyTel continues through May 1, 2012 (subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement). The term of our master publishing agreement with Frontier continues through December 31, 2010 (subject to an automatic one-year extension unless either party notifies the other of its decision not to so extend the term of that agreement). We have commenced negotiations with Frontier regarding a renewal of our directory publishing agreement with that company. These negotiations, which have been challenging from time to time, may not be successful. The term of our agreement with ACS Media continues through February 2011 (subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement). The term of our agreement with CBD Media continues through November 30, 2010 (subject to automatic renewals for successive one-year terms unless either party notifies the other of its decision not to so extend the term of that agreement). The term of our agreement with HYP Media continues through the publication of HYP Media’s Neighbor Islands directories in 2014 (subject to extension upon the mutual written agreement of the parties).

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

Our business, financial condition and results of operations could be adversely affected if we do not realize anticipated savings or efficiencies from our on-going cost optimization efforts, or if the parties to which we outsource certain functions fail to perform such functions at expected quality levels.

Since mid-2008, we have implemented a number of initiatives to reduce our costs. In connection with the acquisition of the Berry ILOB, we developed and implemented an integration and synergy plan, which included two reductions in force in 2008. Under the Synergy Plan, we started to outsource finished graphics work relating to our print directories to Macmillan India Ltd. (“Macmillan”). By the end of 2009, a majority of all finished graphics work relating to our print directories had been outsourced to Macmillan. As part of our on-going cost control efforts, we initiated additional reductions in force in April 2009 and August 2009, which were not part of the Synergy Plan. In addition, in January 2010 we initiated the 2010 Restructuring Plan, which is designed to enhance efficiency by reducing our cost base and aligning operations with our new business model. The 2010 Restructuring Plan involves a reduction of our employee base by a total of approximately 320 employees, primarily in the areas of operations; sales and field marketing; information technology; and marketing. The 2010 Restructuring Plan is expected to be completed by December 31, 2010. Additionally, other force reductions and facility closures may occur in the future.

In June 2010, The Berry Company and CSID (an affiliate of ours) entered into an agreement, effective as of January 4, 2010, pursuant to which CSID agreed to provide service order processing, publishing, graphics, pagination, information technology, commission calculation and other services relating to our sales and marketing operations and the production of certain of our print and IYP directories. This agreement, which was entered into as part of our on-going cost control efforts, seeks to take advantage of lower labor and other costs in the Dominican Republic while still maintaining a high level of quality in the production services outsourced to CSID. In the course of implementing this agreement, CSID has encountered certain quality control and other issues relating to the performance of its services under the agreement, which has resulted in increased costs and some disruption to our operations. We and CSID are working actively to remedy these issues, although these efforts may not be successful. CSID’s failure to provide outsourced services to us at expected levels of quality could result in further disruption to our operations; could result in an increased level of claims and adjustments expense due to complaints from our advertising customers; could lead to increased costs as errors are remediated; could lead to an increase in bad debt expense; could damage the perceived value of our print directories; and could have a negative impact on The Berry Company’s relationships with its LEC Customers. CSID’s failure to provide outsourced services to us at expected levels of quality could therefore have a material adverse effect on our business, financial condition and results of operations.

We continue to actively assess and pursue opportunities to reduce costs through measures such as outsourcing, Lean process engineering and other cost-cutting measures. If we are unsuccessful in achieving the savings or efficiencies that are expected to result from our cost optimization efforts, or if the parties to which we outsource certain functions fail to perform such functions at expected quality levels, our business, financial condition and results of operations could be adversely affected.

Our conversion to the 3L software platform and our integration of information technology systems is complicated, has been more time consuming and expensive than originally anticipated and has resulted in some disruption to (and may continue to disrupt) our operations.

We are in the process of migrating from our legacy process management, billing and collection and production systems to the 3L Media AB, or 3L, software platform. The conversion to the 3L software platform is complicated and is expected to be fully completed by the first quarter of 2011. In addition, we are in the process of integrating and changing information technology systems and processes. The conversion and integration process has been, and may continue to be, more time-consuming and expensive than originally anticipated. Our systems do not yet fully support certain planned sales execution and other processes designed for Berry Leads, our new business model, which has affected the rollout of Berry Leads and the efficiency of the Berry Leads sales process. Continued failure to successfully operationalize such sales execution and other processes could have an adverse effect on the implementation of Berry Leads. During the conversion and integration process, we have experienced some disruption (and may continue to experience disruption) to our operations. The conversion and integration process may also affect our ability to fully bill and/or collect from our clients and could harm our client relations, reputation and business. In addition, we may not be able to realize the anticipated cost savings as result of our conversion to the 3L software platform and our integration of information technology systems and processes. Failure to successfully convert to the 3L software platform or to integrate our information technology systems and processes could have a material adverse effect on our business, financial condition and results of operations.

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

In March 2010, a complaint was filed against CBD Media, an affiliate and customer of ours, relating to CBD Media’s decision to extend by three months the 12-month publication life of the 2008/2009 editions of its print directories in the Cincinnati metropolitan area. Such lawsuit was brought as a putative class action on behalf of all businesses and persons that bought advertising in the directories in question. No class has been certified in this matter. In May 2010, the plaintiff filed a motion to add The Berry Company as a defendant in this lawsuit. In July 2010, the United States District Court for the Southern District of Ohio, Western Division, denied the plaintiff’s motion to add The Berry Company as a defendant in the lawsuit and dismissed the plaintiff’s complaint with prejudice. In August 2010, the plaintiff filed a notice of appeal with respect to the court’s decision. CBD Media and the Company believe this lawsuit has no merit, and they intend to continue to defend this action vigorously.

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

Except as relates to the matter addressed in the following paragraph, we believe, based on our review of the latest information available, that our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

In July 2010, a complaint was filed against a number of telecommunications and local search companies, including two with which we have a commercial relationship. The complaint alleges that the defendants’ local search websites infringe a patent held by the plaintiff. The local search websites of the two companies with which we have a commercial relationship are owned (in one case) or managed and hosted (in the other case) by us. We intend to assume these two companies’ defense in this matter and to indemnify them from and against any losses they may suffer as a result of this lawsuit. Given the early stage of this litigation, we have not been able to develop an assessment of our rights, of the merits of the plaintiff’s claims or of our potential liability in this matter.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.*

10.2	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Linda A. Martin and Local Insight Media, LLC.*

10.3	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Richard L. Shaum, Jr. and Local Insight Media, LLC.*

10.4	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.*

10.5	Second Amendment to Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC. (1)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Represents management contract or compensatory plan.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on July 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Local Insight Regatta Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL INSIGHT REGATTA HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Scott A. Pomeroy
	Name:	Scott A. Pomeroy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Richard C. Jenkins
	Name:	Richard C. Jenkins
	Title:	Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Scott A. Pomeroy and Local Insight Media, LLC.*

10.2	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Linda A. Martin and Local Insight Media, LLC.*

10.3	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Richard L. Shaum, Jr. and Local Insight Media, LLC.*

10.4	Second Amendment to Employment Agreement, dated January 2, 2007, by and between Marilyn B. Neal and Local Insight Media, LLC.*

10.5	Second Amendment to Employment Agreement, dated January 2, 2007, by and between John S. Fischer and Local Insight Media, LLC. (1)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Represents management contract or compensatory plan.
(1)	Incorporated by reference to our Current Report on Form 8-K filed on July 26, 2010.